Form 10-Q
period 2025-06-30
GrabAGun Digital Holdings Inc.
filed 2025-08-14
CIK 2051380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 001-42748

GrabAGun Digital Holdings Inc.

(Exact name of registrant as specified in its charter)

Texas	33-4289144
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 East Beltline Road, Suite 403
Coppell, Texas	75019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (972) 552-7246

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	PEW	New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one share of common stock at an exercise price of $11.50 per share	PEWW	New York Stock Exchange

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of August 14, 2025, the registrant had 31,545,268 shares of common stock outstanding.

GRABAGUN DIGITAL HOLDINGS INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

i

EXPLANATORY NOTE

On July 15, 2025, Metroplex Trading Company LLC, doing business as GrabAGun.com (“GrabAGun”), consummated its previously announced business combination transaction, pursuant to the Business Combination Agreement, dated as of January 6, 2025, by and among Colombier Acquisition Corp. II, GrabAGun Digital Holdings Inc., Gauge II Merger Sub, LLC, GrabAGun and, upon subsequent execution of a joinder, Gauge II Merger Sub Corp. Please see Note 1 – Description of Organization and Business Operations for additional detail regarding the Business Combination.

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GRABAGUN DIGITAL HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Total Current Assets	$—	$—
TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$30,363	$890
Due to related party	30,751	—
TOTAL LIABILITIES	61,114	890

Commitments and Contingencies

STOCKHOLDERS’ DEFICIT
Common stock, $0.0001 par value; 5,000,000 shares authorized, 1,000 issued and outstanding	—	—
Additional paid-in capital	100	100
Stock subscription receivable	(100)	(100)
Accumulated deficit	(61,114)	(890)
Total Stockholders’ Deficit	(61,114)	(890)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRABAGUN DIGITAL HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
General and administrative expenses	$21,320	$60,224
Loss from Operations	(21,320)	(60,224)

Net loss	$(21,320)	$(60,224)

Weighted average shares of common stock outstanding, basic and diluted	1,000	1,000
Basic and diluted net loss per share of common stock	$(21.32)	$(60.22)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRABAGUN DIGITAL HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Common Stock		Additional Paid-in	Stock Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance – January 1, 2025	1,000	$—	$100	$(100)	$(890)	$(890)
Net loss	—	—	—	—	(38,904)	(38,904)
Balance – March 31, 2025 (unaudited)	1,000	$—	100	(100)	$(39,794)	$(39,794)
Net loss	—	—	—	—	(21,320)	(21,320)
Balance – June 30, 2025 (unaudited)	1,000	$—	100	(100)	$(61,114)	$(61,114)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRABAGUN DIGITAL HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2025

Cash Flows from Operating Activities:
Net loss	$(60,224)
Adjustments to reconcile net loss to net cash used in operations:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	29,473
Due to related party	30,751
Net cash used in operating activities	—

Net Change in Cash	—
Cash – Beginning of period	—
Cash – End of period	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRABAGUN DIGITAL HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

GrabAGun Digital Holdings Inc. (the “Company”) was incorporated in Texas on December 30, 2024. The Company was formed for the purpose of consummating the Business Combination (as defined below) with Colombier Acquisition Corp. II, a Cayman Islands exempted company (“Colombier”), prior to the transactions contemplated in the Merger Agreement (as defined below). Prior to the consummation of the Business Combination, the Company was owned 50% by Colombier and 50% owned by GrabAGun. The Business Combination was consummated on July 15, 2025 and, consequently, these financial statements do not show the effect of the Business Combination on the Company.

On December 30, 2024, the Company formed Gauge II Merger Sub LLC, a Texas limited liability company (“Company Merger Sub”), as a 100% owned subsidiary of the Company.

On February 4, 2025, the Company formed Gauge II Merger Sub Corp., a Cayman Islands exempted company (“Purchaser Merger Sub”), as a 100% owned subsidiary of the Company.

The Business Combination

Closing of the Business Combination on July 15, 2025. On January 6, 2025, Colombier, the Company, Company Merger Sub and Metroplex Trading Company LLC (doing business as GrabAGun.com), a Texas limited liability company (“GrabAGun”), entered into a Business Combination Agreement (the “Merger Agreement”), and upon subsequent execution of a joinder agreement, Purchaser Merger Sub also became a party to the Merger Agreement.

On July 15, 2025 (the “Closing Date”), Colombier held an extraordinary general meeting of its shareholders (the “Special Meeting”), at which holders of 5,561,957 of Colombier’s Class A ordinary shares (the “Colombier Class A Ordinary Shares”), and the holders of 4,250,000 of Colombier’s Class B ordinary shares (the “Colombier Class B Ordinary Shares” and, together with Colombier Class A Ordinary Shares, the “Colombier Ordinary Shares”), were present in person or by proxy, constituting a quorum for the transaction of business at the Special Meeting under the terms of Colombier’s Amended and Restated Articles and Memorandum of Association. Only shareholders of record as of the close of business on June 20, 2025 (the “Record Date”) for the Special Meeting were entitled to vote at the Special Meeting. As of the Record Date, 21,250,000 shares of Colombier Ordinary Shares were outstanding and entitled to vote at the Special Meeting.

At the Special Meeting, Colombier’s shareholders voted to approve the proposals outlined in the final prospectus and definitive proxy statement filed by the Company with the SEC on June 23, 2025 (the “Proxy Statement/Prospectus”), including, among other things, the adoption of the Merger Agreement and approval of the transactions contemplated by the Merger Agreement, including (a) the merger of Purchaser Merger Sub with and into Colombier, with Colombier continuing as the surviving corporation and as a wholly-owned subsidiary of the Company (the “Colombier Merger”), (b) the merger of the Company Merger Sub with and into GrabAGun, with GrabAGun continuing as the surviving entity and as a wholly-owned subsidiary of the Company (the “GrabAGun Merger” and, together with the Colombier Merger, the “Mergers”), (c) the issuance of Company securities in connection with the transactions and (d) the delivery to the former owners of GrabAGun (the “GrabAGun Members”) of consideration under the Merger Agreement consisting of 10,000,000 newly-issued shares of the Company’s common stock (“Company Common Stock”), and aggregate cash consideration equal to $50.0 million, each on a pro rata basis, in accordance with each GrabAGun Member’s interests in GrabAGun prior to the effective date of the GrabAGun Merger, and (e) the issuance of 300,000 shares of Company Common Stock to a consultant to GrabAGun pursuant to a Consulting Agreement, all as further described in the section titled “The Business Combination Proposal (Proposal 1)” of the Proxy Statement/Prospectus (the Mergers, together with the other transactions contemplated by the Merger Agreement, the “Business Combination”).

On the Closing Date, following the conclusion of the Special Meeting, the Business Combination, including the Mergers, was completed (the “Closing”). In connection with the Business Combination, on the Closing Date, the Company’s Certificate of Formation was amended and restated in the form of the Company’s Amended and Restated Certificate of Formation attached as Exhibit 3.1 to this Quarterly Report (the “Amended and Restated Certificate of Formation”), pursuant to which, among other things, the total number of authorized shares of capital stock of the Company was increased to 210,000,000 shares, consisting of (i) 200,000,000 shares of Company Common Stock and (ii) 10,000,000 shares of undesignated preferred stock.

Following the Closing, the Company Common Stock began trading on the NYSE under the symbol “PEW” and the Company’s warrants to purchase Company Common Stock began trading on the NYSE under the symbol “PEWW” on July 16, 2025.

In connection with the Closing, Colombier changed its name from Colombier Acquisition Corp. II to GAG Surviving Corporation, Inc. On July 16, 2025, GrabAGun changed its name from Metroplex Trading Company LLC to GrabAGun LLC.

The Merger Consideration. At the Closing, pursuant to the terms of the Merger Agreement and after giving effect to the redemptions of Colombier Class A Ordinary Shares by public shareholders of Colombier for cash:

●	Purchaser Merger Sub merged with and into Colombier, with Colombier continuing as the surviving entity and each issued and outstanding security of Colombier, which remained outstanding and had not been redeemed for cash, prior to the effective time of the Colombier Merger, was cancelled in exchange for the right to receive substantially equivalent securities of the Company;

●	Company Merger Sub merged with and into GrabAGun, with GrabAGun continuing as the surviving entity, and each issued and outstanding security of GrabAGun immediately prior to the effective time of the GrabAGun Merger was cancelled in exchange for the right of the GrabAGun Members to receive, in the aggregate (i) 10,000,000 newly-issued shares of Company Common Stock (the “Aggregate Stock Consideration”) plus (ii) $50,000,000 in cash (the “Aggregate Cash Consideration”), with each of (i) and (ii) distributed to the GrabAGun Members pro rata in accordance with their respective membership interests in GrabAGun as of immediately prior to the effective time of the GrabAGun Merger; and

●	Colombier and GrabAGun became wholly owned subsidiaries of the Company, in each case in accordance with the terms and conditions set forth in the respective Merger Agreement.

In addition, 300,000 shares of Company Common Stock were issued to a consultant to GrabAGun pursuant to the Consulting Agreement described in the Proxy Statement/Prospectus. After full satisfaction of payments to redeeming Colombier public shareholders, distribution of the Aggregate Cash Consideration to the GrabAGun Members and satisfaction of unpaid transaction fees and expenses of Colombier and certain GrabAGun transaction expenses, remaining proceeds from the Colombier trust account (the “Trust Account”) established at the time of the Colombier initial public offering of approximately $119 million were delivered from the Trust Account to the Company.

As of the Closing Date, GrabAGun’s “Shoot Now, Pay Later” financing offering through Credova constitutes a related party transaction as a director nominee of the Company holds a management position within Credova. GrabAGun’s historical transactions with Credova have made up less than 10% of total annual revenues.

Liquidity and Capital Resources

For the six months ended June 30, 2025, the Company reported a net loss of $60,224. As of June 30, 2025, the Company had aggregate cash of $0 and a working capital deficit of $61,114.

On July 15, 2025, the Company announced the closing of its previously announced Business Combination between Colombier and GrabAGun. As of this filing, substantial doubt about the Company’s ability to continue as a going concern was alleviated due to the closing of the Business Combination.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto of Colombier, GrabAGun and the Company included in the Proxy Statement/Prospectus. The interim results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ended December 31, 2025 or for any future periods.

Principals of Consolidation

The consolidated financial statements include the accounts of GrabAGun Digital Holdings Inc. and Gauge II Merger Sub LLC. All significant inter-company balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from those estimates.

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of shares outstanding for the period. For purposes of calculating diluted loss per share, the denominator includes both the weighted average number of shares outstanding during the period and the number of common share equivalents if the inclusion of such common share equivalents is dilutive.

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on December 31, 2024.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. RELATED PARTY TRANSACTIONS

On December 30, 2024, the Company issued 500 shares of common stock to Colombier and GrabAGun, respectively, for a consideration of $50, respectively. As of June 30, 2025 and December 31, 2024, $100 related to the issuances of the common stock was unpaid and is reflected within the accompanying condensed consolidated balance sheets as a stock subscription receivable.

On December 30, 2024, the Company formed Gauge II Merger Sub LLC as a 100% owned subsidiary of the Company.

On February 4, 2025, the Company formed Gauge II Merger Sub Corp. as a 100% owned subsidiary of the Company.

As of June 30, 2025 and December 31, 2024, $30,751 and $0, respectively, were paid by a related party to cover certain expenses and are reflected as a due to related party in the accompanying condensed consolidated balance sheets.

NOTE 4. STOCKHOLDERS’ DEFICIT

Common Stock

At June 30, 2025, the Company was authorized to issue 5,000,000 shares of common stock with a par value of $0.0001 per share. At June 30, 2025 and December 31, 2024, there were 1,000 shares of common stock issued and outstanding. Each share of common stock entitles the holder to one vote.

In connection with the Business Combination, on the Closing Date, the Company’s Certificate of Formation was amended and restated in the form of the Amended and Restated Certificate of Formation, pursuant to which, among other things, the total number of authorized shares of capital stock of the Company was increased to 210,000,000 shares, consisting of (i) 200,000,000 shares of common stock and (ii) 10,000,000 shares of undesignated preferred stock.

NOTE 5. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the CODM, or group, in deciding how to allocate resources and assess performance.

The CODM has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews the below key metric included in net income or loss:

	For the Three Months Ended March 31, 2025	For the Six Months Ended June 30, 2025
General and administrative expenses	$21,320	$60,224

Operating expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews operating expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Operating expenses, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

NOTE 6. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed consolidated balance sheets date up to the date that the financial statements were issued. Based upon this review, other than the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in these financial statements.

The disclosure set forth in Note 1. Description of Organization and Business Operations – The Business Combination above is incorporated into this Note 6 by reference.

On July 17, 2025, the audit committee of the Company approved the engagement of Weaver & Tidwell L.L.P. (“Weaver”) as the independent registered public accounting firm to audit the Company’s consolidated financial statements for the year ending December 31, 2025. Weaver served as the independent registered public accounting firm of GrabAGun prior to the merger and other transactions contemplated by the Business Combination. Accordingly, WithumSmith+Brown, PC, the Company’s independent registered public accounting firm prior to the Business Combination, was informed on July 16, 2025 that it would be replaced by Weaver as the Company’s independent registered public accounting firm following the closing of the Business Combination.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to GrabAGun Digital Holdings Inc. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

Any statements other than statements of historical fact contained herein are forward-looking statements. Such forward-looking statements include, but are not limited to, expectations, hopes, beliefs, intentions, plans, prospects, financial results or strategies regarding the Company held by the Company’s management team and the products and markets, future financial condition, expected future performance and market opportunities of the Company. These forward-looking statements generally are identified by the words “anticipate,” “believe,” “could,” “expect,” “estimate,” “future,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “should,” “will,” “would,” “will likely result,” and similar expressions, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements are predictions, projections and other statements about future events that are based on current expectations and assumptions and, as a result, are subject to risks and uncertainties. Many factors could cause actual future events to differ materially from the forward-looking statements in this press release, including, without limitation: (i) changes in business, market, financial, political and legal conditions, (ii) changes in the Company’s relationships with its vendor partners, the availability of their products and the terms of any agreements governing those relationships, (iii) negative publicity or broader changes in public perceptions about the Company or the firearms industry as a whole, (iv) changes in laws and regulations affecting the Company’s business, (v) risk of loss of key influencers, media outlets and promoters of the Company’s business or a loss of reputation of the Company or reduced interest in the mission and values of the Company and the segment of the consumer marketplace it intends to serve, (vi) risks of product liability or regulatory lawsuits relating to the Company’s products, (vii) demand for the Company’s current and future product offerings, (viii) the ability to implement business plans, growth, marketplace and other expectations, and identify and realize additional opportunities, (ix) risks related to the Company’s potential inability to achieve or maintain profitability and generate significant revenue, (x) expectations with respect to future operating and financial performance and growth, (xi) the ability of the Company to maintain and obtain, as necessary, any permits necessary for the conduct of the Company’s business, including federal firearm licenses issued pursuant to the Gun Control Act, 18 USC 921 et seq. and special occupational taxpayer stamps issued pursuant to the National Firearms Act, 26 USC 5849 et seq., and (xii) the risk of economic downturn, increased competition, a changing regulatory landscape and related impacts that could occur in the highly competitive consumer marketplace, both online and through “brick and mortar” operations. The foregoing list of factors is not exhaustive. Recipients should carefully consider such factors and the other risks and uncertainties described in the “Risk Factors” section of the Registration Statement on Form S-4, as amended, filed by the Company, including the definitive proxy/prospectus declared effective by the U.S. Securities and Exchange Commission (“SEC”) on June 20, 2025 and other documents filed or to be filed by the Company from time to time with the SEC. These filings identify and address other important risks and uncertainties that could cause actual events and results to differ materially from those contained in the forward-looking statements. Forward-looking statements speak only as of the date they are made. Recipients are cautioned not to put undue reliance on forward-looking statements, and the Company does not assume any obligation to, nor intends to, update or revise these forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by U.S. federal securities law.

Overview

The Company was incorporated in Texas on December 30, 2024. The Company was formed for the purpose of merging with Colombier prior to the transactions contemplated in the Merger Agreement to facilitate the consummation of the Business Combination.

The Business Combination

Closing of the Business Combination on July 15, 2025. On January 6, 2025, Colombier, the Company, Company Merger Sub and Metroplex Trading Company LLC (doing business as GrabAGun.com), a Texas limited liability company (“GrabAGun”) entered into a Business Combination Agreement (the “Merger Agreement”); and upon subsequent execution of a joinder agreement, Purchaser Merger Sub also became a party to the Merger Agreement.

On July 15, 2025 (the “Closing Date”), Colombier held an extraordinary general meeting of its shareholders (the “Special Meeting”), at which holders of 5,561,957 of Colombier’s Class A ordinary shares (the “Colombier Class A Ordinary Shares”), and the holders of 4,250,000 of Colombier’s Class B ordinary shares (the “Colombier Class B Ordinary Shares” and, together with Colombier Class A Ordinary Shares, the “Colombier Ordinary Shares”), were present in person or by proxy, constituting a quorum for the transaction of business at the Special Meeting under the terms of Colombier’s Amended and Restated Articles and Memorandum of Association. Only shareholders of record as of the close of business on June 20, 2025 (the “Record Date”) for the Special Meeting were entitled to vote at the Special Meeting. As of the Record Date, 21,250,000 shares of Colombier Ordinary Shares were outstanding and entitled to vote at the Special Meeting.

At the Special Meeting, Colombier’s shareholders voted to approve the proposals outlined in the final prospectus and definitive proxy statement filed by the Company with the SEC on June 23, 2025 (the “Proxy Statement/Prospectus”), including, among other things, the adoption of the Merger Agreement and approval of the transactions contemplated by the Merger Agreement, including (a) the merger of Purchaser Merger Sub with and into Colombier, with Colombier continuing as the surviving corporation and as a wholly-owned subsidiary of the Company (the “Colombier Merger”), (b) the merger of the Company Merger Sub with and into GrabAGun, with GrabAGun continuing as the surviving entity and as a wholly-owned subsidiary of the Company (the “GrabAGun Merger” and, together with the Colombier Merger, the “Mergers”), (c) the issuance of Company securities in connection with the transactions and (d) the delivery to the former owners of GrabAGun (the “GrabAGun Members”) of consideration under the Merger Agreement consisting of 10,000,000 newly-issued shares of the Company’s common stock (“Company Common Stock”), and aggregate cash consideration equal to $50.0 million, each on a pro rata basis, in accordance with each GrabAGun Member’s interests in GrabAGun prior to the effective date of the GrabAGun Merger, and (e) the issuance of 300,000 shares of Company Common Stock to a consultant to GrabAGun pursuant to a Consulting Agreement, all as further described in the section titled “The Business Combination Proposal (Proposal 1)” of the Proxy Statement/Prospectus (the Mergers, together with the other transactions contemplated by the Merger Agreement, the “Business Combination”).

On the Closing Date, following the conclusion of the Special Meeting, the Business Combination, including the Mergers, was completed (the “Closing”). Following the Closing, the Company Common Stock began trading on the NYSE under the symbol “PEW” and the Company’s warrants to purchase Company Common Stock began trading on the NYSE under the symbol “PEWW” on July 16, 2025.

In connection with the Closing, Colombier changed its name from Colombier Acquisition Corp. II to GAG Surviving Corporation, Inc. On July 16, 2025, GrabAGun changed its name from Metroplex Trading Company LLC to GrabAGun LLC.

The Merger Consideration. At the Closing, pursuant to the terms of the Merger Agreement and after giving effect to the redemptions of Colombier Class A Ordinary Shares by public shareholders of Colombier for cash:

●	Purchaser Merger Sub merged with and into Colombier, with Colombier continuing as the surviving entity and each issued and outstanding security of Colombier, which remained outstanding and had not been redeemed for cash, prior to the effective time of the Colombier Merger, was cancelled in exchange for the right to receive substantially equivalent securities of the Company;

●	Company Merger Sub merged with and into GrabAGun, with GrabAGun continuing as the surviving entity, and each issued and outstanding security of GrabAGun immediately prior to the effective time of the GrabAGun Merger was cancelled in exchange for the right of the GrabAGun Members to receive, in the aggregate (i) 10,000,000 newly-issued shares of Company Common Stock (the “Aggregate Stock Consideration”) plus (ii) $50,000,000 in cash (the “Aggregate Cash Consideration”), with each of (i) and (ii) distributed to the GrabAGun Members pro rata in accordance with their respective membership interests in GrabAGun as of immediately prior to the effective time of the GrabAGun Merger; and

●	Colombier and GrabAGun became wholly owned subsidiaries of the Company, in each case in accordance with the terms and conditions set forth in the respective Merger Agreement.

In addition, 300,000 shares of Company Common Stock were issued to a consultant to GrabAGun pursuant to the Consulting Agreement described in the Proxy Statement/Prospectus. After full satisfaction of payments to redeeming Colombier public shareholders, distribution of the Aggregate Cash Consideration to the GrabAGun Members and satisfaction of unpaid transaction fees and expenses of Colombier and certain GrabAGun transaction expenses, remaining proceeds from the Colombier trust account (the “Trust Account”) established at the time of the Colombier initial public offering of approximately $119 million were delivered from the Trust Account to the Company.

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2025 were organizational activities and those necessary to prepare for our initial Business Combination.

For the three months ended June 30, 2025, we had a net loss of $21,320, which consisted of general and administrative expenses costs.

For the six months ended June 30, 2025, we had a net loss of $60,224, which consisted of general and administrative expenses costs.

Liquidity and Capital Resources

For the three months ended June 30, 2025, the Company reported a net loss of $60,224. As of June 30, 2025, the Company had aggregate cash of $0 and a working capital deficit of $61,114.

On July 15, 2025, the Company announced the closing of its previously announced Business Combination between Colombier and GrabAGun. As of this filing, substantial doubt about the Company’s ability to continue as a going concern was alleviated due to the closing of the Business Combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Critical Accounting Estimates and Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies.

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of shares outstanding for the period. For purposes of calculating diluted loss per share, the denominator includes both the weighted average number of shares outstanding during the period and the number of common share equivalents if the inclusion of such common share equivalents is dilutive.

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on December 31, 2024.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This Item 3 is not applicable for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2025, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2025 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in various legal proceedings arising from the normal course of business activities. We are not presently a party to any litigation the outcome of which we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial condition.

Item 1A. Risk Factors.

This document incorporates by reference various risk factors discussed in the Company’s Registration Statement on Form S-4 (No. 333-286021), under the heading “Risk Factors.” There are no material changes to the risk factors discussed in these filings. You should carefully consider these risks, together with management’s discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. If any of the events contemplated should occur, our business, results of operations, financial condition and cash flows could suffer significantly.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During the three months ended June 30, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
2.1†	Business Combination Agreement, dated as of January 6, 2025, by and among Colombier Acquisition Corp. II, GrabAGun Digital Holdings Inc., Gauge II Merger Sub LLC, Metroplex Trading Company LLC, and upon execution of a joinder, Gauge II Merger Sub Corp. (incorporated herein by reference to Annex A to the Proxy Statement/Prospectus filed on June 23, 2025).
3.1	Amended and Restated Certificate of Formation of GrabAGun Digital Holdings Inc. (incorporated herein by reference to GrabAGun Digital Holdings Inc. Current Report on Form 8-K filed on July 18, 2025).
3.2	Amended and Restated Bylaws of GrabAGun Digital Holdings Inc. (incorporated herein by reference to GrabAGun Digital Holdings Inc. Current Report on Form 8-K filed on July 18, 2025).
4.1	Form of Specimen Warrant Certificate (incorporated herein by reference to Colombier’s Current Report on Form 10-K filed on March 25, 2024).
4.2	Warrant Agreement, dated November 20, 2023, by and between Colombier and Continental Stock Transfer & Trust Company, as warrant agent (incorporated herein by reference to Colombier’s Current Report on Form 8-K filed on November 27, 2023).
4.3	Assignment, Assumption and Amendment to Warrant Agreement, dated as of July 15, 2025, by and among Colombier Acquisition Corp. II, GrabAGun Digital Holdings Inc., and Continental Stock Transfer & Trust Company, as warrant agent (incorporated herein by reference to GrabAGun Digital Holdings Inc. Current Report on Form 8-K filed on July 18, 2025).
31.1*	Rule 13a-14(a) or 15d-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a) or 15d-14(a) Certification of Principal Financial Officer
32.1*	Section 1350 Certification of Principal Executive Officer
32.2*	Section 1350 Certification of Principal Financial Officer
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, formatted in Inline XBRL: (i) Unaudited Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024; (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025; (iii) Unaudited Condensed Consolidated Statements of Changes in Stockholder’s Deficit for the three and six months ended June 30, 2025; (iv) Unaudited Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2025; and (v) Notes to Unaudited Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
†	Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby agrees to furnish a copy of any omitted schedules to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GrabAGun Digital Holdings Inc.

Date: August 14, 2025	By:	/s/ Marc Nemati
Marc Nemati
President, Chief Executive Officer and Chairman (principal executive officer)

Date: August 14, 2025	By:	/s/ Justin Hilty
Justin Hilty
Chief Financial Officer (principal financial officer)