Form 10-Q
period 2025-09-30
GrabAGun Digital Holdings Inc.
filed 2025-11-13
CIK 2051380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 13, 2025, the registrant had 30,015,922 shares of common stock outstanding.

GRABAGUN DIGITAL HOLDINGS INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2025

i

PART I – FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements.

GRABAGUN DIGITAL HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	September 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$109,546	$7,887
Inventory, net	7,341	4,771
Deferred transaction costs	—	252
Prepaid expenses and other current assets	2,930	582
Total current assets	119,817	13,492

Capitalized software, net	565	404
Property and equipment, net	63	28
Operating lease right-of-use asset	96	263
Other assets	225	44
Total assets	$120,766	$14,231

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$10,338	$8,687
Operating lease liability, current	101	233
Accrued expenses and other current liabilities	1,230	1,079
Unearned revenue	1,548	2,274
Total current liabilities	13,217	12,273

Operating lease liability, net of current portion	—	41
Total liabilities	13,217	12,314

Commitments and Contingencies (Note 11)

Stockholders' Equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized; 31,545,268 shares issued and 29,982,590 shares outstanding as of September 30, 2025 and 10,000,000 shares issued and outstanding as of December 31, 2024	3	1
Treasury stock; 1,562,678 shares as of September 30, 2025 and no shares as of December 31, 2024, respectively	(8,884)	—
Additional paid-in capital	120,590	—
Retained earnings (accumulated deficit)	(4,160)	1,916
Total stockholders' equity	107,549	1,917
Total liabilities and stockholders' equity	$120,766	$14,231

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRABAGUN DIGITAL HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenues	$22,267	$20,174	$66,825	$67,165
Cost of goods sold	19,887	18,343	60,132	61,183
Gross profit	2,380	1,831	6,693	5,982

Operating expenses:
Sales and marketing	250	112	512	386
General and administrative	6,309	1,213	9,706	3,690
Total operating expenses	6,559	1,325	10,218	4,076
Income (loss) from operations	(4,179)	506	(3,525)	1,906

Other income:
Interest income	925	47	1,018	167
Other income	1	1	1	121
Total other income	926	48	1,019	288

Net income (loss)	$(3,253)	$554	$(2,506)	$2,194

Weighted-average shares outstanding, basic and diluted	27,806,252	10,000,000	16,000,642	10,000,000
Net income (loss) per share, basic and diluted	$(0.12)	$0.06	$(0.16)	$0.22

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRABAGUN DIGITAL HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Common Stock		Treasury Stock		Additional Paid in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	10,000,000	$1	—	$—	$—	$2,035	$2,036
Distribution to GrabAGun Members	—	—	—	—	—	(1,660)	(1,660)
Net income	—	—	—	—	—	760	760
Balance as of March 31, 2024	10,000,000	1	—	—	—	1,135	1,136
Distribution to GrabAGun Members	—	—	—	—	—	(1,100)	(1,100)
Net income	—	—	—	—	—	880	880
Balance as of June 30, 2024	10,000,000	1	—	—	—	915	916
Distribution to GrabAGun Members	—	—	—	—	—	(560)	(560)
Net income	—	—	—	—	—	554	554
Balance as of September 30, 2024	10,000,000	$1	—	$—	$—	$909	$910

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRABAGUN DIGITAL HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Common Stock		Treasury Stock		Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	10,000,000	$1	—	$—	$—	$1,916	$1,917
Distribution to GrabAGun Members	—	—	—	—	—	(1,020)	(1,020)
Net income	—	—	—	—	—	118	118
Balance as of March 31, 2025	10,000,000	1	—	—	—	1,014	1,015
Distribution to GrabAGun Members	—	—	—	—	—	(1,020)	(1,020)
Net income	—	—	—	—	—	630	630
Balance as of June 30, 2025	10,000,000	1	—	—	—	624	625
Conversion of members' capital into common stock upon Business Combination, net of cash consideration	—	—	—	—	100,000	—	100,000
Issuance of common stock upon Business Combination (Note 1)	21,245,268	2	—	—	17,386	—	17,388
Issuance of common stock to consultant	300,000	—	—	—	2,900	—	2,900
Repurchase of common stock, including excise tax	(1,562,678)	—	1,562,678	(8,884)	—	—	(8,884)
Stock-based compensation	—	—	—	—	304	—	304
Distribution to GrabAGun Members	—	—	—	—	—	(1,531)	(1,531)
Net loss	—	—	—	—	—	(3,253)	(3,253)
Balance as of September 30, 2025	29,982,590	$3	1,562,678	$(8,884)	$120,590	$(4,160)	$107,549

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRABAGUN DIGITAL HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(IN THOUSANDS)

	For the Nine Months Ended September 30,
	2025	2024
Operating activities:
Net income (loss)	$(2,506)	$2,194
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	3,203	—
Depreciation of property and equipment	12	12
Amortization of software development costs	138	247
Amortization of right-of-use of asset	167	157
Sales return allowance	(131)	(216)
Inventory returns reserve	106	146
Changes in operating assets and liabilities:
Inventory, net	(2,676)	(678)
Prepaid expenses and other current assets	(2,348)	350
Other assets	(181)	2
Accounts payable	1,858	(2,205)
Operating lease liability	(173)	(155)
Accrued and other current liabilities	283	250
Unearned revenue	(726)	(1,146)
Net cash used in operating activities	(2,974)	(1,042)

Investing activities:
Purchase of property and equipment	(34)	—
Disposal of property and equipment	2	—
Additions to capitalized software	(268)	(113)
Net cash used in investing activities	(300)	(113)

Financing activities:
Distributions to GrabAGun Members	(3,571)	(3,320)
Proceeds from reverse recapitalization	180,621	—
Cash consideration for Business Combination	(50,000)	—
Transaction costs incurred in connection with Business Combination	(13,233)	—
Payment for stock repurchases	(8,884)	—
Net cash provided by (used in) financing activities	104,933	(3,320)

Net increase (decrease) in cash and cash equivalents	101,659	(4,475)
Cash and cash equivalents, beginning of period	7,887	10,738
Cash and cash equivalents, end of the period	$109,546	$6,263

Supplemental disclosures of non-cash investing activities:
Stock-based compensation expense capitalized in internal-use software development costs	$1	$—
Additions of capitalized software included within accounts payable	$30	$—
Purchases of property and equipment included within accounts payable	$15	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRABAGUN DIGITAL HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

1.
ORGANIZATION AND DESCRIPTION OF BUSINESS

GrabAGun Digital Holdings Inc. (the “Company”) is a multi-brand eCommerce retailer of firearms, ammunition and related accessories. The Company’s firearm products are ordered and paid for by customers online through the Company’s eCommerce site and mobile app and are delivered to them on-premises through their choice of federal firearm licensed dealers nationwide. The Company’s network of localized firearm dealers perform background checks on firearms purchasers and complete sales forms as mandated by federal and state firearm regulations.

The Company aims to simplify the firearms and ammunition purchasing process for its customers through, among other things, enhanced selection, procurement and regulatory compliance assistance. The Company also offers “Shoot Now, Pay Later” financing options through Credova, providing qualifying customers with more flexible payment schedules, as further described below. The Company does not manufacture products; however, the Company’s multi-brand product offerings and long-term relationships with its vendor partners enable the Company to provide the breadth and diversity of products to best address each customer’s specific needs. The Company has developed industry-leading solutions for supply chain management, combining dynamic inventory and order management with AI-powered pricing and demand forecasting. These advancements enhance the Company’s ability to provide seamless logistics and a streamlined experience for its customers.

The Company was incorporated in Texas on December 30, 2024 and formed for the purpose of consummating the Business Combination (as defined below) with Colombier Acquisition Corp. II, a Cayman Islands exempted company (“Colombier”), prior to the transactions contemplated in the Merger Agreement (as defined below). Prior to the consummation of the Business Combination, the Company was owned 50% by Colombier and 50% owned by Metroplex Trading Company LLC, a Texas limited liability company doing business as GrabAGun.com (“GrabAGun”).

On December 30, 2024, the Company formed Gauge II Merger Sub LLC, a Texas limited liability company (“Company Merger Sub”), as a 100% owned subsidiary of the Company.

On February 4, 2025, the Company formed Gauge II Merger Sub Corp., a Cayman Islands exempted company (“Purchaser Merger Sub”), as a 100% owned subsidiary of the Company.

Business Combination

On January 6, 2025, the Company entered into a Business Combination Agreement (the “Merger Agreement”) with Colombier, GrabAGun, Company Merger Sub, and upon subsequent execution of a joinder agreement, Purchaser Merger Sub.

On July 15, 2025 (the “Closing Date”), pursuant to the terms of the Merger Agreement, the Mergers (as defined below) and the other transactions contemplated by the Merger Agreement were consummated (collectively, the “Business Combination”), whereby Colombier and GrabAGun became wholly-owned subsidiaries of the Company, as more specifically described below. As of the Closing Date, the Company’s “Shoot Now, Pay Later” financing offering through Credova constitutes a related party transaction. Refer to Note 12 for further details.

At the Closing Date, pursuant to the terms of the Merger Agreement and after giving effect to the redemptions of Colombier Class A Ordinary Shares by public shareholders of Colombier for cash:

•
All issued and outstanding Colombier securities not redeemed prior to the Closing Date were cancelled and exchanged for the right to receive equivalent securities of the Company;
•
All issued and outstanding GrabAGun securities immediately prior to the Closing Date were cancelled in exchange for the right of the former owners of GrabAGun (the “GrabAGun Members”) to receive 10,000,000 newly-issued shares of the Company’s common stock and $50,000,000 in cash, distributed to the GrabAGun Members on a pro rata basis, in accordance with their respective membership interests in GrabAGun as of immediately prior to the Closing Date; and
•
300,000 shares of the Company’s common stock were issued to a GrabAGun consultant (the "Consultant") pursuant to a consulting agreement, as described in Note 7.

As part of the Business Combination:

•
Purchaser Merger Sub merged with and into Colombier, with Colombier continuing as the surviving entity and changing its name from Colombier Acquisition Corp. II to GAG Surviving Corporation, Inc. (the “Colombier Merger”);

•
Company Merger Sub merged with and into GrabAGun, with GrabAGun continuing as the surviving entity (the “GrabAGun Merger” and together with the Colombier Merger, the “Mergers”), and shortly after on July 16, 2025, GrabAGun changed its name from Metroplex Trading Company LLC to GrabAGun LLC; and
•
Colombier and GrabAGun became wholly owned subsidiaries of the Company, in each case in accordance with the terms and conditions set forth in the Merger Agreement.

On July 16, 2025, the Company’s common stock and warrants began trading on the New York Stock Exchange (the “NYSE”) under the ticker symbols “PEW” and “PEWW,” respectively. On October 21, 2025, the Company’s common stock also began trading on a new stock exchange, the NYSE Texas. The Company continues to maintain its primary listing on the NYSE and trades with the same “PEW” ticker symbol on both exchanges.

2.
LIQUIDITY AND GOING CONCERN

Historically, the Company’s primary source of liquidity has been funds from operating activities. The Company reported an operating loss for the three and nine months ended September 30, 2025 operating income for the three and nine months ended September 30, 2024 and had negative cash flows from operations of $3.0 million for the nine months ended September 30, 2025. As of September 30, 2025, the Company had aggregate cash and cash equivalents of $109.5 million and positive net working capital of $106.6 million.

At the Closing Date of the Business Combination, the Company received proceeds of approximately $119.4 million, after giving effect to all of the terms of the closing, which will be utilized to fund operations. Therefore, management believes that the Company’s existing cash resources coupled with the proceeds from the Business Combination will be sufficient to fund operations for at least the twelve months following the issuance of these condensed consolidated financial statements. In addition, management believes that the Company will be able to obtain additional third-party debt or equity financing to support future operations, if necessary.

3.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the financial statements of the Company, all entities that are wholly-owned by the Company and all entities in which the Company has a controlling financial interest. All intercompany transactions and balances have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements in accordance with GAAP have been omitted. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

The condensed consolidated financial statements are presented in U.S. dollars, which represent the Company’s reporting currency. Unless otherwise noted, dollars are in thousands.

Correction of an Error

During the second quarter of 2025, it was determined that, in prior periods, deferred transaction costs were incorrectly presented as an operating activity within the statements of cash flows. These costs, which are directly related to the Company’s Business Combination, should have been presented as a financing activity for paid amounts and disclosed separately as a supplemental non-cash financing activity for unpaid amounts within the statements of cash flows. The Company corrected this presentation error beginning with the six months ended June 30, 2025. For the three months ended March 31, 2025, $0.8 million previously presented as an operating activity will be reclassified with $0.7 million presented as a financing activity and $0.1 million disclosed as a supplemental non-cash financing activity within the statements of cash flows. For the year ended December 31, 2024, $0.3 million previously presented as an operating activity will be reclassified with $0.1 million presented as a financing activity and $0.2 million disclosed as a supplemental non-cash financing activity within the statements of cash flows. The Company performed a quantitative and qualitative assessment of the errors and determined they did not have a material impact on any of the previously issued financial statements. Therefore, these immaterial errors have been corrected in the prior period in accordance with the guidance under SEC Staff Accounting Bulletin Number 99, “Materiality”, which is since codified in ASC 250, “Accounting Changes and Error Corrections”.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures of assets and liabilities as of the condensed consolidated balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates include those related to revenue recognition, vendor rebates, depreciable lives of fixed assets and capitalized software, allowance for sales returns, income taxes, stock-based compensation, and incremental borrowing rates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The carrying values of cash and cash equivalents approximate their fair values due to the short-term nature of these instruments. Receivables from third-party financial institutions for credit card transactions and the Company’s Shoot Now Pay Later (“SNPL”) program are included as they typically settle within five days or less and are recorded at the expected realizable value, net of any fees owed to the credit card processor and the financing entity.

The Company has established an allowance for expected credit losses based upon its analysis of aged receivables and economic conditions. Past-due receivable balances are written off when the Company’s collection efforts have been unsuccessful in collecting the amounts due. As of September 30, 2025 and December 31, 2024, the Company has determined that substantially all amounts are collectible, and an allowance was not considered necessary.

	September 30, 2025	December 31, 2024
Cash	$109,120	$6,917
Receivables from third-party financial institutions for credit card transactions	338	884
Receivables from third-party financial institutions for SNPL program	88	86
Cash and cash equivalents	$109,546	$7,887

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents and receivables. The Company’s cash is held at financial institutions where account balances may at times exceed federally insured limits of $250,000. The Company has not experienced losses on these accounts, and management believes the Company is not exposed to significant risks on such accounts. The Company has historically not experienced any significant losses related to the collection of its receivables. Additionally, the Company has no financial instruments with off‑balance sheet risk of loss.

Customer Concentration

As of September 30, 2025 and December 31, 2024, no customers accounted for more than 10% of accounts receivable. For the three and nine months ended September 30, 2025 and 2024, no customers accounted for more than 10% of revenues.

Vendor Concentration

The Company purchases firearms and ammunition products included on its website directly from both manufacturers and wholesale distributors. While the Company sources products from a diverse vendor base, purchases from the Company’s largest wholesale distributors, defined as those accounting for 10% or more of cost of goods sold, represented approximately 41% and 47% of cost of goods sold for the three and nine months ended September 30, 2025, respectively, and 47% and 50% of cost of goods sold for the three and nine months ended September 30, 2024.

Inventory, net

Inventories, which consist primarily of finished firearms and non-firearms goods, are valued at the lower of cost or net realizable value. Cost is determined using the weighted-average cost method and includes the cost of goods and related freight costs, if any.

The Company records adjustments to its inventories, which are reflected in cost of goods sold, if the cost of specific inventory items on hand exceeds the amount that the Company expects to realize from the ultimate sale or disposal of the inventory. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if necessary. No provision was recognized during the three or nine months ended September 30, 2025 and 2024.

In addition, the Company records an estimated reserve amount for the net realizable value of expected future inventory returns related to the Company’s sale returns reserve. The inventory returns reserve balance was $0.2 million as of September 30, 2025 and $0.3 million as of December 31, 2024, and is included in inventory, net within the condensed consolidated balance sheets.

Deferred Transaction Costs

Deferred transaction costs consist of direct legal, accounting, filing and other fees and costs directly attributable to the Company’s Business Combination (refer to Note 1 for more information). The Company capitalized deferred transaction costs prior to the close of the Business Combination and included within the condensed consolidated balance sheets. In July 2025, the Company reclassified all deferred transaction costs related to the Business Combination as a reduction to additional paid-in capital to offset the proceeds received upon the closing of the Business Combination.

Capitalized Software, net

The Company capitalizes certain costs related to the development of its internal-use software and development of its website application in accordance with ASC 350-40, “Intangibles — Goodwill and Other”. These costs consist primarily of internal and external labor and are capitalized during the application development stage, meaning when the research stage is complete, and management has committed to a project to develop software that will be used for its intended purpose. The Company also capitalizes costs incurred during subsequent efforts to significantly upgrade and enhance the functionality of the software. Capitalized costs are included in capitalized software, net within the condensed consolidated balance sheets. Amortization of internal-use software costs is recorded on a straight-line basis over the estimated useful life and begins once the project is substantially complete and the software is ready for its intended purpose. Useful lives range from one to five years, and amortization is included within general and administrative expenses within the condensed consolidated statements of operations.

Cloud Computing Arrangements

The Company incurs costs to implement cloud computing arrangements that are hosted by third-party vendors. For cloud computing arrangements that do not include a software license, implementation costs incurred during the application development stage are capitalized until the software is ready for its intended use. The costs are then amortized on a straight-line basis over the term of the associated hosting arrangement and are included within general and administrative expenses within the condensed consolidated statements of operations. Capitalized costs related to cloud computing arrangements, net of accumulated amortization, are reported as a component of either prepaid expenses and other current assets or other assets on the condensed consolidated balance sheets, depending on the useful life. Cloud computing arrangement implementation costs are classified within operating activities in the condensed consolidated statements of cash flows.

The Company’s capitalized implementation costs for cloud computing arrangements, net consisted of the following (in thousands):

		September 30, 2025
	Balance Sheet Location	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Implementation costs, short-term	Prepaid expenses and other current assets	$88	$2	$86
Implementation costs, long-term	Other assets	162	—	162
Total capitalized cloud computing arrangements implementation costs		$250	$2	$248

These cloud computing arrangements were primarily related to the implementation of the Company’s enterprise resource planning system, among other software implementations. As of September 30, 2025, the Company began amortizing a portion of its cloud computing arrangement that was placed into service and recorded a nominal amount in amortization expense during the three and nine months ended September 30, 2025. As of the year ended December 31, 2024, the Company had no capitalized cloud computing arrangement implementation costs.

Property and Equipment, net

Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over an asset’s estimated useful life as follows:

Useful life
Furniture and fixtures	7 years
Computers, hardware and software	5 years
Leasehold improvements	Shorter of remaining useful life or lease term
Equipment	10 years

Maintenance and repairs are charged to operating expense when incurred; additions and improvements that increase the useful life of the asset are capitalized. Upon disposition, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected as other income or expense in the condensed consolidated statements of operations.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, such as property and equipment, capitalized software, cloud computing arrangements, and operating lease right-of-use (“ROU”) asset for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indicators of impairment are present, the Company will perform a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to the asset or asset group in question to the carrying amount. If the undiscounted cash flows used in the test for recoverability are less than the asset or asset group’s carrying amount, the Company will determine the fair value of the asset or asset group and recognize an impairment loss if the carrying amount exceeds its fair value. No impairment charges were recorded on any long-lived assets during the three or nine months ended September 30, 2025 and 2024.

Leases

The Company primarily leases real estate property under a non‑cancelable operating lease agreement. On the lease commencement date, the Company recognizes an ROU asset representing its right to use the underlying asset for the lease term on the condensed consolidated balance sheets along with the related lease liability representing its obligation to make lease payments arising from the lease. The ROU asset consists of: (1) the amount of the initial lease obligation; (2) any lease payments made to the lessor at or before the lease commencement date, minus any lease incentives received; and (3) any initial direct cost incurred by the Company. Initial direct costs are incremental costs of a lease that would not have been incurred if the lease had not been obtained and are capitalized as part of the ROU asset. The lease obligation equals the present value of the future cash payments discounted using the rate implicit in the lease whenever that rate is readily determinable. If the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate, which is determined by utilizing management judgment based on information available at lease commencement. Lease payments can include fixed payments, variable payments that depend on an index or rate known at the commencement date, and extension option payments or purchase options which the Company is reasonably certain to exercise. In the determination of the lease term, the Company considers the existence of extension or termination options and the probability of those options being exercised.

Operating lease expense equals the total cash payments recognized on a straight-line basis over the lease term and are reflected in general and administrative expenses within the condensed consolidated statements of operations. The amortization of the right-of-use asset is calculated as the straight-line lease expense less the accretion of the interest on the lease obligation each period. The lease obligation is reduced by the cash payment less interest each period.

The Company’s operating lease is included in the operating lease ROU asset and lease liability within the condensed consolidated balance sheets. The Company has no finance leases.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.

To measure the fair value of assets and liabilities, the Company uses the following fair value hierarchy based on three levels of inputs:

Level 1—Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities.

Level 2—Observable inputs other than quoted prices included within Level 1, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs other than quoted prices that are observable or are derived principally from, or corroborated by, observable market data by correlation or other means.

Level 3—Unobservable inputs are used when little or no market data is available.

For financial assets and liabilities, including cash and cash equivalents, prepaid expenses and other current assets, other assets, accounts payable, and accrued expenses and other current liabilities, the carrying value approximates fair value due to the relatively short maturity period of these balances.

Vendor Rebates

From time to time, depending on marketing programs offered by vendors, the Company is eligible for rebates based on volume purchases and other parameters determined by vendors. The Company records the rebates as a reduction to the cost of inventory. The Company records such rebates throughout the fiscal year based on actual results achieved on a year-to-date basis and its expectation that purchase levels and other parameters will be met to earn the rebates.

Revenue Recognition

Revenue is recognized upon satisfaction of contractual performance obligations and transfer of control to the customer and is measured as the amount of consideration to which the Company expects to be entitled in exchange for corresponding goods or services. Substantially all of the Company’s sales are single performance obligation arrangements for retail sale transactions directly from the Company’s website or mobile app for which the transaction price is equivalent to the stated price of the product or service, net of any stated discounts applicable at a point in time. Each sales transaction results in an implicit contract with the customer to deliver a product or service at the point of sale.

Revenue from retail sales, including sales in which products ordered from distributors are shipped directly to customers (“drop-ship” sales arrangements), is recognized upon delivery of merchandise to the customer’s desired location. As the Company ships large volumes of packages through multiple carriers, actual delivery dates may not always be available; as such, the Company estimates delivery dates based on historical data.

Certain revenues earned by the Company require judgment to determine if revenue should be recorded gross as principal or net of related costs as an agent, including drop-ship arrangements and third-party shipping and handling costs. For drop-ship arrangements, the Company has concluded that it acts as the principal in the transaction because it maintains control over the product throughout the order process, including directing the shipment, determining the price, and bearing inventory risk. The Company has determined it is the principal in transactions involving shipping and handling costs, as these services are integrated into the fulfillment of the customer’s order and are part of its performance obligation to deliver the product to the customer’s desired location. As such, the Company has concluded that it is acting as the principal, and revenue is recorded gross in net revenues and cost of goods sold within the condensed consolidated statements of operations. Sales tax amounts collected from customers that are assessed by a governmental authority are excluded from revenue.

Generally, customers may return non-firearm products within 30 days of purchase. Revenue is recognized net of expected returns, which the Company estimates using historical return patterns and its expectation of future returns. The Company’s sales returns reserve totaled $0.3 million as of September 30, 2025 and $0.4 million as of December 31, 2024, and is included in accrued expenses and other current liabilities within the condensed consolidated balance sheets.

Gift Card Sales

Additionally, the Company sells gift cards, which do not have expiration dates, and does not deduct non-usage fees from outstanding gift card balances. Gift card sales represent an open performance obligation for the future delivery of promised goods or services to be provided by the Company and are considered a liability to be subsequently recognized as revenue upon redemption by the customer, which is typically within one year of issuance. Over time, a portion of the outstanding balance of gift cards will not be redeemed by the customer, which is referred to as “breakage”. Revenue is recognized for expected breakage over time in proportion to the pattern of redemption by customers to the extent that breakage revenue is not immaterial. The determination of the gift card breakage is based on the Company’s specific historical redemption patterns. As of September 30, 2025 and December 31, 2024, unredeemed gift card balances were immaterial.

Transfer and Background Check Procedures

Because the Company sells firearms direct to consumers from its store-front location and because the Company receives firearm shipments from other sellers which the Company provides to the consumer at the Company’s store-front location, the Company is subject to regulation by the Bureau of Alcohol, Tobacco, Firearms and Explosives (“ATF”). The ATF requires entities that physically transfer firearms to consumers to hold a Federal Firearm License (“FFL”) and to perform certain transfer and background check procedures prior to transferring the firearm to the consumer. Consequently, the Company is required to hold an FFL and provide its customers with the option to select the Company’s location for completing the required firearm transfer and background check procedures. Customers may also select any of a number of other FFL locations that are listed within the United States. If the customer selects a non-Company FFL location, the Company ships the firearm ordered by the customer directly to the FFL selected by the customer. The customer then completes the necessary firearm transfer and background check procedures at that location. Because the Company is listed as an FFL location to process firearm transfer and background check procedures, the Company occasionally receives firearms not purchased from its website for which it has responsibility to complete the necessary transfer and background check procedures prior to transferring the firearm to the consumer. In these cases, the Company charges a fee for the transfer and background check procedures. Revenue is recognized at a point in time when the transfer and background check procedures are completed.

Shoot & Subscribe™

During the current quarter, the Company launched Shoot & Subscribe™, a subscription-based service offering recurring ammunition deliveries at a discounted price. Revenue recognition for this subscription service is consistent with the accounting for the Company’s other product sales and occurs upon the satisfaction of all contractual performance obligations and the transfer of control to the customer, which is typically at the point of delivery. Revenue is measured as the amount of consideration to which the Company expects to be entitled in exchange for the goods, inclusive of the discount applied to recurring subscription transactions.

Unearned Revenue

Unearned revenue is recorded when payments are received or due in advance of completing performance obligations, which primarily relates to the timing difference between the customer order date and the delivery date to the customer’s desired location, as each customer is required to pay for its order at the time of purchase. The Company’s unearned revenue balance within its condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024 totaled $1.5 million and $2.3 million, respectively.

These balances are recognized as revenue upon transfer of control, which is typically within the first month of the following fiscal period.

Disaggregated Revenue Information

The following table represents a disaggregation of revenue by category. The Company notes that revenue recognition processes are consistent between each category as substantially all of the Company’s sales consist of retail sale transactions directly from its website.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Firearm Sales	$18,077	$16,115	$55,514	$52,465
Non-Firearm Sales	4,190	4,059	11,311	14,700
Total Sales	$22,267	$20,174	$66,825	$67,165

Cost of Goods Sold

Cost of goods sold includes all product related costs (inclusive of vendor rebates, related inventory reserves, and credit card processor fees) and consists of costs to receive and warehouse products. These costs include internal quality assessments of products purchased from vendors, in addition to packing and shipping products ordered by customers. These costs exclude depreciation expense related to property and equipment as the Company does not manufacture any products sold to customers.

Stock-Based Compensation

The Company accounts for stock-based compensation under ASC 718, “Compensation — Stock Compensation” (“ASC 718”), which requires the measurement and recognition of compensation expense based on estimated fair values for all equity awards made to employees and non-employees. The Company accounts for forfeitures as they occur. Compensation expense related to awards is recognized on a straight-line basis by recognizing the grant date fair value over the associated service period of the award, which is the vesting term. Generally, the Company’s equity awards only have service vesting conditions.

Warrant Instruments

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to a company’s common stock and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of a company’s control, among other conditions for equity classification. This assessment is conducted at the time of issuance and as of each subsequent quarterly period end date while the instruments are outstanding. The warrants were concluded to be equity-classified in Colombier’s historical financial statements prior to the consummation of the Business Combination, and following the closing of the Business Combination, the warrants will continue to be equity-classified in the Company’s condensed consolidated financial statements.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized by applying the statutory tax rates in effect in the years in which the differences between the financial reporting and tax filing bases of existing assets and liabilities are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

The Company utilizes a two-step approach to recognizing and measuring uncertain income tax positions (tax contingencies). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company makes estimates, assumptions and judgments to determine its provision for income taxes and also for deferred tax assets and liabilities and any valuation allowances recorded against deferred tax assets. Actual future operating results and the underlying amount and type of income could differ materially from our estimates, assumptions and judgments thereby impacting its financial position and results of operations.

Net Income (Loss) per Share

Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of shares of the Company’s common stock outstanding for the reporting period, without consideration for potentially dilutive securities. For diluted net income (loss) per share, the weighted-average shares of the Company’s common stock outstanding is further adjusted to reflect the impact of potentially dilutive securities using the treasury stock method.

Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which introduced key amendments to enhance disclosures for public entities’ reportable segments. The amendments require disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the entity’s CODM. The amendments also expand the interim segment disclosure requirements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted and requires retrospective application to all prior periods presented in the financial statements. The Company adopted ASU 2023-07 on January 1, 2024. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements but resulted in expanded disclosures within the segment reporting footnote.

In December 2023, FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which provides qualitative and quantitative updates to rate reconciliation and income taxes paid disclosures. The amendments enhance the transparency of income tax disclosures by requiring consistent categories, greater disaggregation of information within the rate reconciliation, and jurisdiction-specific disaggregation of income taxes paid. The Company adopted ASU 2023-09 effective January 1, 2025, applying the amendments prospectively as allowed under the guidance. The adoption of ASU 2023-09 did not have a material impact on the Company’s condensed consolidated financial statements.

In March 2024, the FASB issued ASU 2024-01, “Compensation — Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards” (“ASU 2024-01”). This update provides clarifying guidance by adding an illustrative example demonstrating the application of the scope guidance in paragraph 718-10-15-3, which determines whether profits interest and similar awards should be accounted for in accordance with Topic 718, Compensation — Stock Compensation. The amendments under ASU 2024-01 are effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. The Company adopted ASU 2024-01 effective January 1, 2025, using the prospective adoption method, whereby the amendments apply only to profits interest and similar awards granted or modified after the adoption date. The adoption did not result in a material impact on the Company’s condensed consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which is intended to improve the disclosures of expenses by providing more detailed information about the types of expenses in commonly presented expense captions. Additionally, in January 2025, the FASB issued ASU 2025-01, “Income Statement - Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date” (“ASU 2025-01”), to clarify the effective date of ASU 2024-03. The standard requires breaking down expenses into specific categories, such as employee compensation and costs related to depreciation and amortization, as well as a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. This ASU also requires disclosure of the total amount of selling expense and, in annual reporting periods, an entity’s definition of selling expenses. ASU 2024-03 is effective for the Company beginning in fiscal year 2027 and interim periods beginning in fiscal year 2028, either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on its financial statement disclosures.

In September 2025, the FASB issued ASU 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software: Targeted Improvements to the Accounting for Internal-Use Software”, which clarified and modernizes the accounting for costs related to internal-use software (“ASU 2025-06”). The amendments in the standard remove all previous references to project stages and clarify the threshold entities apply to begin capitalizing costs. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027 and interim periods within those annual reporting periods, and may be adopted on a prospective basis, a modified basis for in-process projects, or a retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on its financial statements.

4.
RECAPITALIZATION

Reverse Recapitalization

As discussed within Note 1, the Business Combination was consummated on July 15, 2025, which, for accounting purposes, was treated as the equivalent of GrabAGun issuing stock for the net assets of Colombier, accompanied by a recapitalization. Under this method of accounting, Colombier was treated as the acquired company and GrabAGun was treated as the acquirer for financial statement reporting purposes under GAAP.

Transaction Proceeds

Upon closing of the Business Combination, the Company received gross proceeds of $180.6 million from the Business Combination, offset by transaction costs of $13.2 million and cash consideration to GrabAGun Members of $50 million. Transaction costs consist of direct legal, accounting and other fees relating to the consummation of the Business Combination. GrabAGun transaction costs specific and directly attributable to the Business Combination were initially capitalized as incurred as a deferred offering costs. Upon the closing of the Business Combination, such transaction costs of $2.0 million were recorded as a reduction to additional paid-in capital as they were related to the issuance of shares. The following table reconciles the elements of the Business Combination to the condensed consolidated statements of cash flows and the condensed consolidated statement of changes in stockholders’ equity for the period ended September 30, 2025:

Cash-trust and cash, net of redemptions	$180,621
Less:
Cash consideration	50,000
Transaction costs and advisory fees, paid at time of closing	11,227
Net proceeds from the Business Combination	119,394
Less:
Transaction costs paid prior to closing	1,502
Transaction costs paid post-closing	504
Reverse recapitalization, net	$117,388

The number of shares of the Company’s common stock issued immediately following the consummation of the Business Combination were:

Colombier Class A common stock, outstanding prior to the Business Combination	17,000,000
Less: Redemption of Colombier Class A common stock	4,732
Class A common stock of Colombier	16,995,268
Colombier Class B common stock, outstanding prior to the Business Combination	4,250,000
Business Combination shares	21,245,268
GrabAGun Members	10,000,000
Consultant	300,000
Common Stock immediately after the Business Combination	31,545,268

The Company’s equity structure for periods prior to the Business Combination has been retroactively adjusted to account for the issuance of 10,000,000 shares of common stock to the GrabAGun Members, as outlined in the Merger Agreement. As a result, outstanding shares, associated capital amounts, and net income (loss) per share for periods preceding the Business Combination have been updated to reflect the issuance of 10,000,000 shares of common stock.

5.
Significant balance sheet componets

Capitalized Software, Net

Capitalized software, net consisted of the following:

	September 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Website development	$1,227	$1,007	$220
Internal-use software	993	648	345
Implementation costs	13	13	—
Total capitalized software	$2,233	$1,668	$565

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Website development	$1,021	$965	$56
Internal-use software	900	552	348
Implementation costs	13	13	—
Total capitalized software	$1,934	$1,530	$404

Additions to capitalized software were $0.3 million and $0.2 million for the nine months ended September 30, 2025 and year ended December 31, 2024, respectively.

Amortization expense was nominal for the three months ended September 30, 2025 and $0.1 million for the three months ended September 30, 2024. For the nine months ended September 30, 2025 and 2024, amortization expense was $0.1 million and $0.3 million, respectively. The expense is included in general and administrative expenses.

As of September 30, 2025, estimated future amortization expense is expected as follows:

Estimates for the year
Remainder of 2025	$50
2026	171
2027	134
2028	105
2029	76
Thereafter	29
Total capitalized software, net	$565

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2025	December 31, 2024
Sales return estimate	$278	$409
Accrued professional services	102	314
Accrued credit card payable	515	356
Other accrued liabilities	335	—
Total accrued expenses and other current liabilities	$1,230	$1,079

6.
LEASES

The Company leases certain office and warehouse space under a single long‑term, non‑cancelable operating lease. This lease includes one or more options to renew the lease term or terminate the lease. The exercise of these options is at the Company’s discretion and is therefore included in the determination of the lease term when it is reasonably certain the Company will exercise such options. As the Company’s lease does not contain a readily determinable implicit rate, the Company determined the present value of the lease liability using its incremental borrowing rate at the lease commencement date. The Company’s lease is classified as an operating lease.

As of September 30, 2025, future payments associated with the Company’s operating lease liability were as follows:

Nine months ending September 30,	Amount
Remainder of 2025	$61
2026	41
2027	—
2028	—
2029	—
Thereafter	—
Total minimum lease payment	$102
Less: amount representing interest	(1)
Present value of operating lease obligations	$101

Operating lease liability, current	$101
Operating lease liability, non‑current	—
Total operating lease liability	$101

The remaining lease term and discount rate related to the Company’s ROU asset and lease liability for its operating lease were as follows:

	September 30, 2025	December 31, 2024
Remaining lease term (in years)	0.41	1.16
Discount rate	6.12%	6.12%

Supplemental information concerning the cash flow impact arising from the Company’s lease recorded in the Company’s condensed consolidated statements of cash flows is detailed in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liability	$61	$58	$181	$173

7.
STOCKholders’ equity

Common Stock

The Company has authorized a total of 200,000,000 shares of common stock, $0.0001 par value per share. The Company has 31,545,268 shares of common stock issued and 29,982,590 shares of common stock outstanding as of September 30, 2025.

Preferred Stock

The Company has authorized a total of 10,000,000 shares of preferred stock, $0.0001 par value per share, all of which is undesignated.

Warrants

As part of Colombier’s initial public offering (“IPO”), Colombier issued 10,666,667 warrants (consisting of (i) 5,666,667 Public Warrants (the “Colombier Public Warrants”) and 5,000,000 Private Placement Warrants (the “Colombier Private Placement Warrants”), with an exercise price of $11.50 per share.

In connection with the Business Combination, (i) each outstanding Colombier Public Warrant was assumed by the Company and exchanged for a warrant to purchase shares of the Company’s common stock (the “Public Warrants"), and (ii) each outstanding Colombier Private Placement Warrant was assumed by the Company and exchanged for a warrant to purchase shares of the Company’s common stock (the “Private Placement Warrants”).

These warrants expire on the fifth anniversary of the Closing Date of the Business Combination or earlier upon redemption or liquidation and are exercisable commencing 30 days after the Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement) and registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder.

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•
in whole and not in part;
•
at a price of $0.01 per warrant;
•
upon not less than 30 days’ prior written notice of redemption given after the warrants become exercisable to each warrant holder; and
•
if, and only if, the reported last sale price of the common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing once the warrants become exercisable and ending three business days before the Company sends the notice of redemption to the warrant holders.

As of September 30, 2025, the Company had 5,666,667 Public Warrants and 5,000,000 Private Placement Warrants that remain outstanding and accounted for as equity-classified instruments.

Stock Repurchase Program

On August 4, 2025, the Company’s board of directors (the “Board”) authorized a stock repurchase program through the next twelve months or August 2026, to purchase up to $20.0 million of the Company’s common stock (the “2025 Repurchase Program”), which will be funded using existing cash or future cash flows. As of September 30, 2025, $11.1 million remained available for repurchase under the 2025 Repurchase Program. Repurchased shares are recorded as treasury stock and are not formally retired.

The timing and number of shares repurchased will be determined based on an evaluation of market conditions and other factors, including stock price, trading volume, general business and market conditions, and the availability of capital. The 2025 Repurchase Program does not obligate the Company to acquire a specified number of shares and may be modified, suspended, or discontinued at any time. The total cost of repurchases includes the 1% excise tax imposed as part of the Inflation Reduction Act of 2022, which is calculated based on stock repurchases, net of certain stock issuances. The following table summarizes the stock repurchase activity (in thousands, except for shares):

September 30, 2025
Number of shares of common stock repurchased	1,562,678
Total cost of repurchases	$8,884

2025 Stock Incentive Plan

On July 15, 2025, in connection with the Business Combination, the Board approved and adopted the 2025 Stock Incentive Plan (the “2025 Plan”), which provides for the grant of incentive stock options, stock appreciation rights, restricted stock units (“RSUs”), restricted stock awards ("RSAs"), and other forms of stock awards to directors, officers, employees, consultants, and advisors of the Company.

The Board is responsible for the administration of the 2025 Plan and determines the term, exercise price, and vesting terms of each award. As of September 30, 2025, the total number of shares of common stock available for issuance under the 2025 Plan was 3,216,458 shares.

RSAs and RSUs

During the three months ended September 30, 2025, the Company granted RSAs and RSUs under the 2025 Plan to employees, advisors, and members of the Board. Each award entitles the recipient to one share of common stock upon time-based vesting. The Company measures the fair value of these awards using the stock price on the date of grant. Stock-based compensation expense for RSAs and RSUs is recorded on a straight-line basis over the vesting period.

The following is a summary of the Company’s RSA and RSU activity under the 2025 Plan during the nine months ended September 30, 2025:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding as of December 31, 2024	—	$—
Granted	568,974	5.84
Vested	—	—
Outstanding as of September 30, 2025	568,974	$5.84

Restricted Member Interest Unit Granted to Consultant

On January 6, 2025, the Company granted restricted member interest units (“RUs”) to a consultant, valued at $2.9 million as of the grant date. The RUs include a performance vesting condition tied to the consummation of the Business Combination. At the close of the Business Combination, the RUs were settled in the form of 300,000 shares of the Company’s common stock. The Company determined that these awards fall within the scope of ASC 718. For the three and nine months ended September 30, 2025, the Company recognized the entire grant date fair value of the RUs as stock-based compensation as all performance conditions were deemed satisfied.

Stock-Based Compensation

Stock-based compensation expense during the three and nine months ended September 30, 2025 was $0.3 million and is recorded to general and administrative expense within the Company’s condensed consolidated statements of operations. Stock-based compensation included in the Company’s condensed consolidated statements of changes in stockholders’ equity includes a nominal amount of capitalized internal-use software. During the three and nine months ended September 30, 2024, the Company did not recognize any compensation expense. As of September 30, 2025, the Company had $3.0 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 2.36 years.

8.
NET INCOME (LOSS) PER SHARE

The weighted-average number of common stock outstanding prior to the Business Combination has been adjusted to reflect the reverse recapitalization. Common stock issued upon the Closing Date to GrabAGun Members has been included in the basic and diluted net income (loss) per share calculation retroactively for all periods prior to the Business Combination.

Basic and diluted net income (loss) per share attributable to common stockholders was calculated as follows (in thousands, except for shares):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$(3,253)	$554	$(2,506)	$2,194
Denomintor:
Weighted-average shares of common stock outstanding, basic and diluted	27,806,252	10,000,000	16,000,642	10,000,000
Net income (loss) per share attributable to common stockholders	$(0.12)	$0.06	$(0.16)	$0.22

During the three and nine months ended September 30, 2024, the Company had no potentially dilutive securities outstanding; therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net income per share attributable to common stockholders is the same.

During the three and nine months ended September 30, 2025, the Company reported a net loss. The Company’s potential dilutive securities, which include RSAs, RSUs, and equity-classified warrants have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

The following outstanding potentially dilutive common stock equivalents were excluded from the computation of diluted net income (loss) per share for the three and nine months ended September 30, 2025:

Shares
Unvested RSUs	480,031
Unvested RSAs	88,943
Warrants	10,666,667
Total	11,235,641

9.
SEGMENT INFORMATION

The Company operates as a single operating segment. The Company’s chief operating decision maker is one individual and has the role of Chief Executive Officer (the “CODM”). The CODM reviews financial information including operating results and assets on a company-wide basis, accompanied by disaggregated information about the Company’s revenue. For information about how the Company derives revenue, as well as the Company’s accounting policies, refer to Note 3.

The CODM uses multiple measures of performance including net income to assess performance, evaluate cost optimization, and allocate financial, capital and personnel resources. Asset information is not presented as the CODM does not use asset information for purposes of making operating decisions, allocating resources, and evaluating financial performance.

The following table sets forth significant expense categories and other specified amounts included in net income (loss) that are reviewed by the CODM, or are otherwise regularly provided to the CODM, for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net revenues	$22,267	$20,174	$66,825	$67,165
Less:
Inventory and product costs	$18,931	$17,586	$57,281	$58,875
Stock-based compensation expense	3,203	—	3,203	—
Depreciation and amortization expense	51	86	152	259
Other costs and expenses[1]	4,260	1,995	9,713	6,004
Interest income	(925)	(47)	(1,018)	(167)
Net income (loss)	$(3,253)	$554	$(2,506)	$2,194

(1)
Other costs and expenses primarily consists of employee compensation expense, legal and professional services, shipping expenses, payment processing fees, and program and web development expenses.

As of September 30, 2025 and December 31, 2024, all of the Company’s property and equipment were maintained in the United States. For the three and nine months ended September 30, 2025 and 2024, all of the Company’s revenues and expenses were generated and incurred in the United States.

10.
INCOME TAXES

Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates.

In recording deferred income tax assets, the Company considers whether it is more likely than not that its deferred income tax assets will be realized in the future. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those deferred income tax assets would be deductible. The Company believes that after considering all the available objective and subjective evidence, historical and prospective, with greater weight given to historical and objective evidence, management has determined that it is not more likely than not that all of its deferred tax assets will be realized. As a result, the Company established valuation allowances for its deferred tax assets and U.S. federal and state net operating loss carryforwards. The Company will continue to assess the valuation allowances against deferred tax assets considering all available information obtained in future periods.

The significant variance in the effective tax rate from the statutory tax rate for both the three and nine months ended September 30, 2025 was primarily due to the impact of permanent items, state taxes, change in tax status and the establishment of valuation allowance.

In July 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into United States federal law. The Company expects to benefit from certain provisions contained in the OBBBA, including increased interest expense deductions and bonus depreciation, but the Company is still evaluating the impact of this law on its income tax disclosures and consolidated financial statements. The Company does not believe it will have a material impact on the financial statements.

11. COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company may become involved in various litigation and administrative proceedings relating to claims arising from its operations in the normal course of business. Management believes that the ultimate resolution of any such matter will not have a material adverse effect on the financial position or results of operations of the Company.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred, and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

In April 2021, the Company entered into a transaction advisory service agreement to facilitate potential corporate transactions, including mergers, acquisitions, and restructurings. Under the agreement, the Company is obligated to pay the advisor a tiered fee based on the transaction value, ranging from 2% to 5%, with a minimum fee of $1.5 million. The terms of the transaction fee were renegotiated in January 2025, in anticipation of the Business Combination with Colombier. Under the terms of the amended agreement, the Company committed to pay a fixed fee of $2.5 million to the advisor upon consummation of the transaction. This fee was settled as part of transaction costs and advisory fees paid at the close of the Business Combination as described in Note 4.

There were no other commitments and contingencies as of September 30, 2025 and December 31, 2024.

12. RELATED PARTIES

As of the Closing Date, the Company’s SNPL financing offering through Credova constitutes a related party transaction as a member of the Company's Board of Directors holds a management position within Credova. Historically, the Company’s transactions with Credova have represented less than 10% of its total annual revenues. For the three months ended September 30, 2025 and 2024, the Company’s transactions with Credova totaled $1.7 million, representing 8% and 9% of revenue, respectively. For the nine months ended September 30, 2025 and 2024, the Company’s transactions with Credova totaled $4.6 million, representing 7% of revenue, and $5.3 million, representing 8% of revenue, respectively.

13. SUBSEQUENT EVENTS

On October 3, 2025, the Company entered into an agreement totaling $8.3 million to purchase a building in Farmers Branch, Texas to utilize as its corporate headquarters and primary inventory warehouse.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes thereto contained elsewhere in this filing (this “Quarterly Report”). Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “GrabAGun”, “we”, “us”, “our”, and the “Company” are intended to refer to (i) following the Business Combination, the business and operations of GrabAGun Digital Holdings, Inc. and its consolidated subsidiaries, and (ii) prior to the Business Combination, Metroplex Trading Company LLC.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements other than statements of historical fact contained herein are forward-looking statements. Such forward-looking statements include, but are not limited to, expectations, hopes, beliefs, intentions, plans, prospects, financial results or strategies regarding the Company held by the Company’s management team and the products and markets, future financial condition, expected future performance and market opportunities of the Company. These forward-looking statements generally are identified by the words “anticipate,” “believe,” “could,” “expect,” “estimate,” “future,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “should,” “will,” “would,” “will likely result,” and similar expressions, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements are predictions, projections and other statements about future events that are based on current expectations and assumptions and, as a result, are subject to risks and uncertainties. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in the final prospectus and definitive proxy statement filed by the Company with the U.S. Securities and Exchange Commission (the “SEC”) on June 23, 2025 (the “Proxy Statement/Prospectus”), and other documents filed or to be filed by the Company from time to time with the SEC. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable law.

Business Overview

We are a multi-brand eCommerce retailer of firearms, ammunition and related accessories, which we offer for sale on our website. Our broad selection of product offerings ranges from carry handguns and sporting long guns to an assortment of firearm ammunition, magazines and optics. We source these products from more than 2,000 leading and emerging brands such as Smith & Wesson Brands, Sturm, Ruger & Co., Sig Sauer and Glock, for whom we serve as a non-exclusive online sales partner. Our firearms products are purchased by customers online through our eCommerce site and delivered to the customers’ choice of over 42,000 federal firearm licensed dealers or, with respect to most accessories and other eligible products, delivered directly to customers. Our collaborative business relationships and multi-brand vendor strategy enable us to offer more than 78,000 products, which we believe to be one of the most expansive product assortments currently offered among firearms and ammunition industry retailers. For the three months ended September 30, 2025 and 2024, we generated $22.3 million and $20.2 million in net revenues, respectively, and had a net loss of $3.3 million for the three months ended September 30, 2025 and had net income of $0.6 million for the three months ended September 30, 2024. For the nine months ended September 30, 2025 and 2024, we generated $66.8 million and $67.2 million in net revenues, respectively, and had a net loss of $2.5 million for the nine months ended September 30, 2025 and had net income of $2.2 million for the nine months ended September 30, 2024.

Our goal is to have our customers, regardless of whether they are first-time buyers or long-term sportsmen and enthusiasts, view us as an extension of their Second Amendment (“2A”) right and a trusted source to buy and own a firearm for recreational target shooting, hunting, home and personal defense, and other lawful purposes. Further, we believe our digital-forward, mobile-accessible eCommerce platform supported by our proprietary tech stack makes us well positioned to continue to capture the business of the growing group of technology-savvy and younger customers who expect the convenience and seamless customer experience we offer to purchasers of firearms, ammunition and related accessories. In the future, we aim to further expand our business, leveraging the experience and reach of our advisors, consultants and other business relationships we may establish as a public company to continue to serve the next generations of 2A enthusiasts.

Recent Developments

Business Combination

On January 6, 2025, the Company entered into the Merger Agreement with Colombier, GrabAGun (i.e., Metroplex Trading Company LLC) and Company Merger Sub; and upon subsequent execution of a joinder agreement, Purchaser Merger Sub also became a party to the Merger Agreement.

On the Closing Date, we consummated the Business Combination. The Business Combination was accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, Colombier was treated as the acquired company and GrabAGun (i.e., Metroplex Trading Company LLC) was treated as the acquirer for financial statement reporting purposes. In connection with the closing of the Business Combination, Colombier changed its name from Colombier Acquisition Corp. II to GAG Surviving Corporation, Inc. On July 16, 2025, GrabAGun changed its name from Metroplex Trading Company LLC to GrabAGun LLC.

On July 16, 2025, our common stock and warrants to purchase our common stock began trading on the NYSE under the symbols “PEW” and “PEWW,” respectively. On October 21, 2025, the Company’s common stock also began trading on a new stock exchange, the NYSE Texas. The Company continues to maintain its primary listing on the NYSE and trades with the same “PEW” ticker symbol on both exchanges.

See Note 1 of our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2025 and 2024, included elsewhere in this Quarterly Report, for more information concerning the closing of the Business Combination.

Key Factors Affecting Our Performance

Our results of operations and our ability to grow our business over time could be impacted by a number of factors and trends that affect our industry generally, as well as new offerings of products and services we may acquire or seek to acquire in the future. Additionally, our business is concentrated in certain markets, putting us at risk of region-specific disruptions such as adverse economic, regulatory, political, and other conditions; we are also subject to certain seasonal risks. See “Risk Factors” in the Proxy Statement/Prospectus for further discussion of risks affecting our business. We believe the factors discussed below are key to our success.

Vendor Partner Relationships

All of the firearms, ammunition and related accessories offered on our eCommerce platform are supplied by wholesale distributors and original manufacturers (referred to herein as our “vendor partners”). Although we have long-established relationships with many of our vendor partners, we generally do not maintain long-term contracts with them, as is typical in the markets in which we compete, although we may do so from time to time. Instead, purchases from our vendor partners are generally made by means of standard purchase orders that specify only prices and quantities for the products purchased and payment terms, with no additional material terms or conditions. A reduction in vendor partner programs or our failure to timely react to changes in vendor partner programs could have an adverse effect on our business, results of operations or cash flows. In addition, a reduction in the amount or a change in the terms of credit granted to us by our vendor partners could increase our need for, and the cost of, working capital and could have an adverse effect on our business, results of operations or cash flows.

From time to time, vendor partners may terminate or limit our ability to sell some or all of their products or change the terms and conditions that apply to our purchases of their products. For example, there is no assurance that, as our vendor partners continue to sell directly to end users and through distributors and resellers, they will not limit or curtail the availability of their products to eCommerce retailers like us. Any such termination or limitation or the implementation of such changes could have a negative impact on our business, results of operations or cash flows.

We purchase the firearms and ammunition products offered on our eCommerce platform directly from both wholesale distributors and original manufacturers. For the year ended December 31, 2024, we purchased approximately 97% of the products we sold from wholesale distributors and the remaining 3% directly from firearms manufacturers, measured by product cost. Although we purchase from a diverse vendor base, in 2024, the products we purchased from wholesale distributors Sports South, LLC, Big Rock Sports, LLC and Bill Hicks & Co, Ltd. (our three largest wholesale distributor partners during calendar year 2024 by product cost), represented approximately 26%, 13% and 10%, respectively, of total purchases during 2024 by product cost. In addition, sales of products manufactured by Smith & Wesson Brands, Sturm, Ruger & Co., Sig Sauer and Glock, whether purchased directly from these manufacturers or from a wholesale distributor, represented approximately 8%, 8%, 5% and 3%, respectively, of our 2024 sales. The loss of, or change in business relationship with, any of these or any other key vendor partners, or the diminished availability of their products, including due to backlogs for their products, could reduce the supply and impact the cost of products we sell and negatively impact our competitive position.

Further, the sale, spin-off or combination of any of our key vendor partners and/or certain of their business units, including any such sale to or combination with a vendor with whom we do not currently have a commercial relationship or whose products we do not sell, or our inability to develop relationships with new and emerging vendors and vendors from which we have not historically purchased products offered on our eCommerce platform, could have an adverse impact on our business, results of operations or cash flows.

Vendor Partner Offerings and Competitiveness

The firearms and ammunition industry is characterized by rapid innovation and the frequent introduction of new and enhanced firearms, ammunition, and related accessories, as well as non-firearms products that appeal to outdoor enthusiasts. We have been and will continue to be dependent on innovations in these products, as well as the acceptance of those innovations by customers. Also, customers may delay spending while they evaluate new firearms-related products. A decrease in the rate of innovation, a lack of acceptance of innovations by our customers or delays in spending by our customers could have an adverse effect on our business, results of operations or cash flows.

In addition, if we are unable to anticipate and expand our capabilities to keep pace with changes in new firearms, ammunition and related accessories, for example by providing appropriate training to our sales personnel to enable them to effectively sell and deliver such new offerings to customers, our business, results of operations or cash flows could be adversely affected.

We also are dependent upon our vendor partners for the development and marketing of firearms, ammunition and related accessories to compete effectively with the firearms, ammunition and related accessories of vendors whose products we do not currently offer or that we are unable to offer on our eCommerce platform. To the extent that a vendor’s offering that is in high demand is not available to us for resale on our platform, and there is not a competitive offering from another vendor available to us, or if we are unable to develop relationships with new vendors that we have not historically worked with, our business, results of operations or cash flows could be adversely impacted.

Exposure to Potential Product Liability, Warranty Liability, or Personal Injury Claims and Litigation

The products sold on our eCommerce platform are used in activities and situations that may involve risk of personal injury and death. Any improper or illegal use by customers of firearms or ammunition sold on our eCommerce platform could potentially expose us to product liability, warranty liability and personal injury claims and litigation relating to the use or misuse of products sold on our website, including allegations of a failure to warn of dangers inherent in the product or activities associated with the product, negligence and strict liability. If successful, any such claims could have a material adverse effect on our reputation, business, operating results and financial condition. Defects in products sold on our platform may also result in a loss of sales, recall expenses, delay in market acceptance and damage to our reputation and increased warranty costs, which could have a material adverse effect on our business, operating results and financial condition. Although we maintain product liability insurance in amounts that we believe are reasonable, we may not be able to maintain such insurance on acceptable terms, if at all, in the future and product liability claims may exceed the amount of insurance coverage or may not be covered by our insurance policies. In addition, our reputation may be adversely affected by such claims, whether or not successful, including potential negative publicity about our products.

We may also incur losses due to lawsuits, including potential class action suits, relating to our policies on the sale of firearms and ammunition, our performance of background checks on firearms and ammunition purchases and compliance with other sales laws and regulations as mandated by state and federal laws, including lawsuits by municipalities or other organizations attempting to recover costs from retailers of firearms and ammunition.

Supply Chain and Logistics

Our business depends on the timely supply of firearms, ammunition and related accessories in order to meet the demands of our customers. Manufacturing interruptions or delays, including as a result of the financial instability or bankruptcy of manufacturers, significant labor disputes such as strikes, natural disasters (which may increase in number or severity as a result of climate change), political or social unrest, armed conflict, pandemics or other public health crises, or other adverse occurrences affecting any of our suppliers’ facilities could disrupt our supply chain. We have not experienced but could in the future experience product constraints due to the failure of suppliers to accurately forecast customer demand, or to manufacture sufficient quantities of products to meet customer demand, among other reasons. Additionally, the relocation of key distributors utilized in our purchasing model could increase our need for, and the cost of, working capital and have an adverse effect on our business, results of operations or cash flows.

We generally ship firearms products to firearms and ammunition dealers (or, with respect to most accessories and other eligible products, to) our customers), by FedEx, United Parcel Service and other commercial delivery services and invoice customers for delivery charges. If we are unable to pass on to our customers future increases in the cost of commercial delivery services (including those that may result from an increase in fuel or personnel costs or a need to use higher cost delivery channels during periods of increased demand), our profitability could be adversely affected. Additionally, strikes, inclement weather, natural disasters or other service interruptions by such shippers or periods of increased demand for delivery services could materially and adversely affect our ability to deliver or receive products on a timely basis.

If our warehouse and fulfillment operations were to be seriously damaged or disrupted by a natural disaster, which may increase in number or severity as a result of climate change, or other adverse occurrence, including disruption related to political or social unrest, we could utilize another facility or third-party distributors to ship products to firearm and ammunition dealers and our customers. However, this may not be sufficient to avoid interruptions in our business and may not enable us to meet all of the needs of our customers and would cause us to incur incremental operating costs.

Components of Results of Operations

Net Revenues

To date, substantially all of our revenue has been generated from retail sales, including drop-ship sales arrangements for both firearm and non-firearm products. A smaller percentage of revenue to date has been generated from the sale of gift cards, firearm transfer fees, and background check services for products not purchased through our platform.

Most of our sales are single performance obligation arrangements for retail sale transactions directly from our website or mobile app for which the transaction price is equivalent to the stated price of the product or service, net of any stated discounts applicable at a point in time. Each sales transaction results in an implicit contract with the customer to deliver a product or service at the point of sale. Revenue from retail sales, including sales in which products ordered from distributors are shipped directly to our customers (“drop-ship” sales arrangements), is recognized upon delivery of merchandise to the customer’s desired location. Sales tax amounts collected from customers that are assessed by government agencies are excluded from revenue. Customers generally have the option to return non-firearm products within 30 days of purchase. Revenue is recognized net of estimated returns, which are calculated based on historical returns and expected future market conditions.

See Note 3 in our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2025 and 2024, included elsewhere in this Quarterly Report, for more information concerning our revenue recognition policies.

Cost of Goods Sold

Cost of goods sold consists of all product-related costs (inclusive of vendor rebates, related inventory reserves, and credit card processor fees), as well as costs to receive and warehouse products. These costs include internal quality assessments of products purchased from vendors, in addition to packing and shipping products ordered by customers. These costs exclude depreciation expenses related to property and equipment as we do not manufacture our products. Additionally, we primarily rely on delivery carriers, FedEx and UPS, for the delivery of our products. In the event of an interruption or disruption in the delivery capabilities of FedEx or UPS, we may not be able to obtain an alternative delivery service without incurring material additional costs and substantial delays for the delivery of our products, which could adversely impact our business and operating results. We expect our cost of goods sold as a percentage of revenue to decrease over time as we continue to grow and scale our business.

Operating Expenses

Our operating expenses consist of (i) sales and marketing expenses and (ii) general and administrative expenses. The most significant component of our operating expenses are personnel-related costs, such as salaries, benefits, stock-based compensation and bonuses. As we continue to invest significant resources into supporting our growth, we anticipate that operating expenses will increase in absolute dollar amounts while decreasing as a percentage of net revenues over time.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of direct marketing costs related to the promotion of our eCommerce platform and product offerings. We expect, going forward, these expenses to grow in absolute dollar amounts as we continue to expand our marketing efforts, scale our operations, and increase brand awareness, but decline as a percentage of net revenues over time. Our inability to scale our expenses could negatively impact profitability.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs, including salaries, benefits, bonuses, stock-based compensation, travel, and other administrative-related expenses for personnel engaged in executive, finance, legal, human resources, and other administrative functions. Other significant costs include information technology, professional services, insurance, amortization of capitalized software, depreciation of property and equipment, and lease expense related to our warehouse. We expect to continue to incur increased expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums, and investor relations costs associated with operating as a public company. As a result, we expect that general and administrative expenses will continue to increase in absolute dollars in future periods but decline as a percentage of net revenues over time. Our inability to scale our expenses could negatively impact profitability.

Other Income

Other income consists of interest earned on our cash balance, in addition to the Employee Retention Tax Credit (“ERTC”) received during the nine months ended September 30, 2024.

Results of Operations

The results of operations presented below should be reviewed in conjunction with our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2025 and 2024, included elsewhere in this Quarterly Report.

Comparison of the three and nine months ended September 30, 2025 and 2024

The following table sets forth our results of operations for the periods presented (in thousands, except percentages):

	Three months ended September 30,
	2025	2024	$ Change	% Change
Net revenues	$22,267	$20,174	$2,093	10%
Cost of goods sold	19,887	18,343	1,544	8%
Gross profit	2,380	1,831	549	30%
Operating expenses:
Sales and marketing	250	112	138	123%
General and administrative	6,309	1,213	5,096	420%
Total operating expenses	6,559	1,325	5,234	395%
Income (loss) from operations	(4,179)	506	(4,685)	(926)%
Other income:
Interest income	925	47	878	1,868%
Other income	1	1	—	—%
Net income (loss)	$(3,253)	$554	$(3,807)	(687)%

	Nine months ended September 30,
	2025	2024	$ Change	% Change
Net revenues	$66,825	$67,165	$(340)	(1)%
Cost of goods sold	60,132	61,183	(1,051)	(2)%
Gross profit	6,693	5,982	711	12%
Operating expenses:
Sales and marketing	512	386	126	33%
General and administrative	9,706	3,690	6,016	163%
Total operating expenses	10,218	4,076	6,142	151%
Income (loss) from operations	(3,525)	1,906	(5,431)	(285)%
Other income:
Interest income	1,018	167	851	510%
Other income	1	121	(120)	(99)%
Net income (loss)	$(2,506)	$2,194	$(4,700)	(214)%

Net Revenues

Net revenues increased by $2.1 million or 10%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The increase was primarily driven by fluctuations within the firearm and non-firearm product categories, as outlined below:

•
Firearm sales increased by $2.0 million or 12%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. This increase was primarily due to a 16% increase in sales volume, partially offset by a 3% decrease in average sales price.
•
Non-firearm sales increased by $0.1 million or 3%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. This increase was primarily driven by a 29% increase in average sales price, partially offset by a 20% reduction in sales volume of non-firearm products.

Net revenues decreased by $0.3 million or 1%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The decrease was primarily driven by fluctuations within the firearm and non-firearm product categories, as outlined below:

•
Firearm sales increased by $3.1 million or 6%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. This increase was primarily due to a 13% increase in sales volume, partially offset by an 6% decrease in average sales price.
•
Non-firearm sales decreased by $3.4 million or 23%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. This decrease was primarily driven by a 38% reduction in sales volume of non-firearm products, partially offset by a 25% increase in average sales prices.

Cost of Goods Sold

Cost of goods sold increased by $1.5 million or 8%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The increase was primarily driven by an increase in net revenues during the three months ended September 30, 2025.

Cost of goods sold decreased by $1.1 million or 2%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The decrease was primarily driven by a decrease in net revenues during the nine months ended September 30, 2025.

Gross profit increased by $0.5 million or 30%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The increase was primarily driven by a 16% increase in firearm sales volume.

Gross profit increased by $0.7 million or 12%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The increase was primarily driven by a 13% increase in firearm sales volume.

Sales and Marketing Expense

Sales and marketing expense increased by $0.1 million or 123% for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The increase was primarily driven by increased spending on the Company's marketing activities.

Sales and marketing expense increased by $0.1 million or 33% for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The increase was primarily driven by increased spending on the Company’s marketing activities.

General and Administrative Expense

General and administrative expense increased by $5.1 million or 420%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The increase was primarily driven by stock-based compensation expense of $3.2 million recognized during the three months ended September 30, 2025. Additionally, the increase was driven by a $1.2 million increase in legal and professional fees, which largely resulted from non-recurring costs incurred in connection with the Business Combination. In addition, employee expenses increased by $0.6 million, which was attributable to the Company’s hiring efforts following the close of the Business Combination.

General and administrative expense increased by $6.0 million or 163%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The increase was primarily driven by stock-based compensation expense of $3.2 million recognized during the nine months ended September 30, 2025. Additionally, the increase was driven by a $2.1 million increase in legal and professional fees. This increase largely resulted from first-year audit fees and non-recurring costs incurred in connection with the Business Combination. In addition, employee expenses increased by $0.6 million, which was attributable to the Company’s hiring efforts following the close of the Business Combination.

Interest Income

Interest income increased by $0.9 million or 1,868%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, which was due to an increase in the daily cash sweep balances held in the current period.

Interest income increased by $0.9 million or 510%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, which was due to an increase in the daily cash sweep balances held in the current period.

Other Income

Other income remained flat for the three months ended September 30, 2025, compared to the three months ended September 30, 2024.

Other income decreased by $0.1 million or 99%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The decrease was primarily related to the ERTC received in the prior year.

Key Business Metrics, Selected Financial Data and Non-GAAP Reconciliation

We monitor a number of financial and non-financial measures and ratios on a regular basis in order to track the progress of our business and make adjustments as necessary. We believe that the most important of these measures and ratios include the following:

•
Net income: A primary measure of overall profitability.
•
Margin: Gross profit margin, in dollar terms and as a percentage of net revenues, analyzed overall and by product category to assess profitability.

In addition to these metrics, management utilizes Adjusted EBITDA and Adjusted EBITDA margin, non-GAAP financial measures, to supplement GAAP measures of performance as a tool to evaluate our historical financial and operational performance, identify trends affecting our business, and formulate business plans and make strategic decisions. Management believes that Adjusted EBITDA provides users of our financial information with useful supplemental information that enables a better comparison of our performance across periods. Beginning in the third quarter of 2025, Adjusted EBITDA has been refined to exclude interest income. This change reflects management's intent to provide users with a metric that better aligns with our core operating performance. All periods presented have been recast to reflect the updated definition of Adjusted EBITDA. We believe Adjusted EBITDA provides visibility to the underlying continuing operating performance by excluding the impact of interest income and non-cash expenses, including depreciation, amortization, stock-based compensation, and certain non-recurring costs, as management does not believe these to be representative of our core earnings. We also provide Adjusted EBITDA margin, which is calculated as Adjusted EBITDA divided by revenue.

The non-GAAP financial measures have not been calculated in accordance with GAAP and should be considered in addition to results prepared in accordance with GAAP and should not be considered as a substitute for, or superior to, GAAP results. We caution investors that non-GAAP financial information, by its nature, departs from traditional accounting conventions. Adjusted EBITDA is not a liquidity measure and should not be considered as discretionary cash available to us to reinvest in the growth of our business or to distribute to stockholders or as a measure of cash that will be available to us to meet our obligations.

We define Adjusted EBITDA as net income excluding interest income and non-cash expenses, including depreciation and amortization, stock-based compensation, and certain non-recurring costs. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of revenue.

The following table reconciles our GAAP and non-GAAP financial measures for the three and nine months ended September 30, 2025 and 2024 (in thousands, except percentages):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net revenues	$22,267	$20,174	$66,825	$67,165
Cost of goods sold	19,887	18,343	60,132	61,183
Gross profit	2,380	1,831	6,693	5,982
% gross profit	11%	9%	10%	9%

Net income (loss)	$(3,253)	$554	$(2,506)	$2,194
Interest income	(925)	(47)	(1,018)	(167)
Depreciation and amortization	49	86	150	259
Stock-based compensation expense	3,203	—	3,203	—
Non-recurring costs (1)	580	—	1,104	—
Adjusted EBITDA	$(346)	$593	$933	$2,286
% Adjusted EBITDA margin	(2)%	3%	1%	3%

(1)
Non-recurring costs consist of third-party accounting and consulting fees incurred in connection with the Business Combination.

Liquidity and Capital Resources

Historically, we have financed operations primarily through cash generated from operating activities. Based on our current operating plans, we believe that the net proceeds realized from the Business Combination, along with our previously existing cash and cash equivalent balance, will be sufficient to fund our projected operating expenses and capital expenditure requirements for at least twelve months following the date the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2025 and 2024 included elsewhere in this filing are available to be issued. This estimate is based on assumptions that may prove to be incorrect, and we could use our available capital resources sooner than anticipated.

As of September 30, 2025 and December 31, 2024, the Company had a cash and cash equivalent balance of $109.5 million and $7.9 million, respectively. Excess cash is primarily invested in overnight cash sweeps, which offer high liquidity and strong credit ratings. Following the consummation of the Business Combination, we do not currently anticipate needing to raise additional capital in the near term and based on our current expectations with respect to cash to be generated from our operations. However, our liquidity needs will be dependent on the performance of our business. See “Risk Factors — GrabAGun may require additional funding to finance its operations, but adequate additional financing may not be available when it needs it, on acceptable terms or, at all” in the Proxy Statement/Prospectus for further discussion. By focusing on competitive pricing and operational efficiency, we seek to maximize customer satisfaction and lifetime value while maintaining strong profit margins. The digital-first approach also allows our company to scale efficiently and serve a nationwide customer base with ease.

Our future capital requirements will depend on many factors, including:

•
the cost and timing of developing or enhancing products and services;
•
the achievement of expanding operations in the United States or internationally;
•
our ability to capitalize on expanding consumer market demographics within the industry;
•
the cost associated with hiring, training, and/or retaining employees;
•
our ability to forecast demand and respond to changes in market conditions, including the seasonal nature of the business;
•
our investments in our operational infrastructure, including supply-chain management and AI-driven information management systems; and
•
our ability to acquire complementary businesses, products, or technologies.

Our operating results are influenced by the seasonality of outdoor sporting activities, which can have an impact on the timing of costs and revenue. Unseasonable weather or deviations from typical seasonal weather patterns may potentially impact our financial position, results of operations, and cash flows.

For example, shipments of ammunition for hunting are typically high between the months of June and September in order to meet consumer demand for the fall hunting season and holidays. However, the seasonality of our sales trends may evolve over time, unexpectedly, or based on factors outside the control of the Company. These seasonal fluctuations in consumer behavior or demand may reduce our cash on hand, result in fluctuations of inventory levels, and ultimately may require us to raise additional capital through either debt or equity financing arrangements in order to fund our working capital needs.

Comparison of the nine months ended September 30, 2025 and 2024

The following table summarizes our cash flows for the periods presented (in thousands, except percentages):

	Nine months ended September 30,
	2025	2024	$ Change	% Change
Net cash used in operating activities	$(2,974)	$(1,042)	$(1,932)	(185)%
Net cash used in investing activities	(300)	(113)	(187)	(165)%
Net cash provided by (used in) financing activities	104,933	(3,320)	108,253	3,261%
Net increase (decrease) in cash	$101,659	$(4,475)	$106,134	2,372%

Operating Activities

Net cash used in operating activities was $3.0 million for the nine months ended September 30, 2025, compared to net cash used in operating activities of $1.0 million for the nine months ended September 30, 2024. The increase in cash used by operating activities was primarily driven by an increase in the inventory and prepaid expenses balances, partially offset by a decrease in the accounts payable balance.

Investing Activities

Net cash used in investing activities was $0.3 million for the nine months ended September 30, 2025, compared to $0.1 million for the nine months ended September 30, 2024, and consisted primarily of additions to capitalized software.

Financing Activities

Net cash provided by financing activities was $104.9 million for the nine months ended September 30, 2025, compared to net cash used in financing activities of $3.3 million for the nine months ended September 30, 2024. The change was primarily driven by the net proceeds from the Business Combination, partially offset by the payment for our stock repurchases and higher distributions to GrabAGun Members during the current period prior to the recapitalization.

Off-Balance Sheet Arrangements

As of September 30, 2025 and through the date of this filing, we do not have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Estimates

Our unaudited and audited annual financial statements and the related notes thereto are prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. We continually evaluate these estimates and assumptions, basing them on historical experience and various other factors we consider reasonable under the circumstances. Actual results may differ from these estimates due to different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 3 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2025 and 2024 included elsewhere in this Quarterly Report, we believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. Critical accounting policies and estimates are those that we consider the most important to the portrayal of our balance sheet and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Revenue Recognition

Revenue is recognized upon satisfaction of all contractual performance obligations and transfer of control to the customer and is measured as the amount of consideration to which we expect to be entitled in exchange for corresponding goods or services. Substantially all of our sales are single performance obligation arrangements for retail sale transactions directly from our website for which the transaction price is equivalent to the stated price of the product or service, net of any stated discounts applicable at a point in time. Each sales transaction results in an implicit contract with the customer to deliver a product or service at the point of sale.

Revenue from retail sales, including sales in which products ordered from distributors are shipped directly to customers (“drop-ship” sales arrangements), is recognized upon delivery of merchandise to the customer’s desired location. As we ship large volumes of packages through multiple carriers, actual delivery dates may not always be available; as such, we estimate delivery dates based on historical data.

Certain revenues earned by us require judgment to determine if revenue should be recorded gross as principal or net of related costs as an agent, including drop-ship arrangements and third-party shipping and handling costs. For drop-ship arrangements, we have concluded that the Company acts as the principal in the transaction because it maintains control over the product throughout the order process, including directing the shipment, determining the price, and bearing inventory risk. We have determined the Company is the principal in transactions involving shipping and handling costs, as these services are integrated into the fulfillment of the customer’s order and are part of its performance obligation to deliver the product to the customer’s desired location. As such, we have concluded that we are acting as the principal and revenue is recorded gross in net revenues and cost of goods sold within the condensed consolidated statements of operations. Sales tax amounts collected from customers that are assessed by a governmental authority are excluded from revenue.

Generally, customers may return non-firearm products within 30 days of purchase. Revenue is recognized net of expected returns, which we estimate using historical return patterns and our expectation of future returns. Sales returns reserve totaled $0.3 million as of September 30, 2025 and $0.4 million as of December 31, 2024, respectively and is included in accrued expenses and other current liabilities within the condensed consolidated balance sheets.

Additionally, we sell gift cards, which do not have expiration dates, and do not deduct non-usage fees from outstanding gift card balances. Gift card sales represent an open performance obligation for the future delivery of promised goods or services to be provided by us and is considered a liability to be subsequently recognized as revenue upon redemption by the customer, which is typically within one year of issuance. Over time, a portion of the outstanding balance of gift cards will not be redeemed by the customer, which is referred to as “breakage”. Revenue is recognized for expected breakage over time in proportion to the pattern of redemption by customers to the extent that breakage revenue is not immaterial. The determination of the gift card breakage is based on historical redemption patterns. As of September 30, 2025 and 2024, unredeemed gift card balances were immaterial.

Because we sell firearms direct to consumers from our store-front location and because we receive firearm shipments from other sellers which we provide to the consumer at our store-front location, we are subject to regulation by the ATF. The ATF requires entities that physically transfer firearms to consumers to hold an FFL and to perform certain transfer and background check procedures prior to transferring the firearm to the consumer. Consequently, we are required to hold an FFL and provide our customers with the option to select our location for completing the required firearm transfer and background check procedures. Customers may also select any of a number of other FFL locations that are listed within the United States. If the customer selects a non-Company FFL location, we ship the firearm ordered by the customer directly to the FFL selected by the customer. The customer then completes the necessary firearm transfer and background check procedures at that location. Because we are listed as an FFL location to process firearm transfer and background check procedures, we occasionally receive firearms not purchased from our website for which we have responsibility to complete the necessary transfer and background check procedures prior to transferring the firearm to the consumer. In these cases, we charge a fee for the transfer and background check procedures. Revenue is recognized at a point in time when the transfer and background check procedures are completed.

Inventory, net

Inventories, which consist primarily of finished firearms and non-firearms goods, are valued at the lower of cost or net realizable value. Cost is determined using the weighted-average cost method and includes the cost of goods and related freight costs, if any.

We record adjustments to inventories, which are reflected in cost of goods sold, if the cost of specific inventory items on hand exceeds the amount that we expect to realize from the ultimate sale or disposal of the inventory. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if necessary. No provision was recognized during the three or nine months ended September 30, 2025 and 2024.

In addition, we record an estimated reserve amount for the net realizable value of expected future inventory returns related to our sale returns reserve. The inventory returns reserve balance was $0.2 million as of September 30, 2025 and $0.3 million as of December 31, 2024, and is included in inventory, net within the condensed consolidated balance sheets.

Capitalized Software, net

We capitalize certain costs related to the development of our internal-use software and development of our website application in accordance with ASC 350-40, “Intangibles — Goodwill and Other”. These costs consist primarily of internal and external labor and are capitalized during the application development stage, meaning when the research stage is complete, and management has committed to a project to develop software that will be used for its intended purpose. We also capitalize costs incurred during subsequent efforts to significantly upgrade and enhance the functionality of the software. Capitalized costs are included in capitalized software, net within the condensed consolidated balance sheets. Amortization of internal-use software costs is recorded on a straight-line basis over the estimated useful life and begins once the project is substantially complete and the software is ready for its intended purpose. Useful lives range from one to five years, and amortization is included within general and administrative expenses within the condensed consolidated statements of operations.

Cloud Computing Arrangements

The Company incurs costs to implement cloud computing arrangements that are hosted by third-party vendors. For cloud computing arrangements that do not include a software license, implementation costs incurred during the application development stage are capitalized until the software is ready for its intended use. The costs are then amortized on a straight-line basis over the term of the associated hosting arrangement and are included within general and administrative expenses within the condensed consolidated statements of operations. Capitalized costs related to cloud computing arrangements, net of accumulated amortization, are reported as a component of either prepaid and other current assets or other assets on the condensed consolidated balance sheets, depending on the useful life.

Recent Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations, and cash flows is included in Note 3 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2025 and 2024 included elsewhere in this Quarterly Report.

Emerging Growth Company and Smaller Reporting Company Status

As an emerging growth company, we can take advantage of an extended transition period for complying with new or revised accounting standards. We may elect to avail ourselves of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we can adopt the new or revised standard at the time private companies adopt the new or revised standard and may do so until such time that we either irrevocably elect to opt out of such extended transition period or no longer qualify as an emerging growth company. We may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for private companies.

If, as an emerging growth company, we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements (auditor discussion and analysis), or (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. We will continue to remain an emerging growth company until the earliest of the following: (i) the last day of the fiscal year following the fifth anniversary of the date of our first sale of common equity securities pursuant to an effective registration statement; (ii) the last day of the fiscal year in which our total annual gross revenue is equal to or more than $1.235 billion; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer as defined in Rule 12b-2 under the Exchange Act.

We are also a smaller reporting company as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This Item 3 is not applicable for smaller reporting companies.

Item 4. Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based on that evaluation, our Certifying Officers concluded that, as of September 30, 2025, our disclosure controls and procedures were not effective at a reasonable assurance level due to material weaknesses in our internal control over financial reporting that were identified during the course of the evaluation. These material weaknesses primarily stem from a lack of sufficient personnel to formalize our control design and implementation across our environment, inclusive of our IT and system environment , as well as, the lack of segregating key conflicting duties. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management intends to implement multiple remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we intend to expand and improve our review process for complex transactions. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications, and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals. These remediation efforts will take additional time and resources to achieve; however, management cannot offer assurance these efforts will be successful or result in the desired outcomes.

Changes in Internal Control Over Financial Reporting

Except as noted above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

This document incorporates by reference various risk factors discussed in the final prospectus and definitive proxy statement filed by the Company with the SEC on June 23, 2025 under the heading “Risk Factors.” There are no material changes to the risk factors discussed in these filings. You should carefully consider these risks, together with management’s discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. If any of the events contemplated should occur, our business, results of operations, financial condition and cash flows could suffer significantly.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table summarizes the stock repurchase activity during the three months ended September 30, 2025 (in thousands, except for share count and average price paid per share):

	Shares Repurchased	Average Price Paid per Share(1)	Aggregate Purchase Amount	Aggregate Dollar Value of Shares That May Be Purchased Under Plan
July 1, 2025 to July 30, 2025	—	$—	$—	$20,000
August 1, 2025 to August 31, 2025	301,858	5.60	1,685	18,315
September 1, 2025 to September 30, 2025	1,260,820	5.77	7,200	11,116
Total	1,562,678	$5.69	$8,885	$11,116

(1)
Average price paid per share includes broker commissions that are accounted for as an additional cost of treasury stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During the three months ended September 30, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Formation of GrabAGun Digital Holdings Inc. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed on July 18, 2025).
3.2	Amended and Restated Bylaws of GrabAGun Digital Holdings Inc. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed on July 18, 2025).
4.1	Form of Specimen Warrant Certificate (incorporated herein by reference to Colombier’s Current Report on Form 10-K filed on March 25, 2024).
4.2

Warrant Agreement, dated November 20, 2023, by and between Colombier and Continental Stock Transfer & Trust Company, as warrant agent (incorporated herein by reference to Colombier’s Current Report on Form 8-K filed on November 27, 2023).

4.3

Assignment, Assumption and Amendment to Warrant Agreement, dated as of July 15, 2025, by and among Colombier Acquisition Corp. II, GrabAGun Digital Holdings Inc., and Continental Stock Transfer & Trust Company, as warrant agent (incorporated herein by reference to the Company’s Current Report on Form 8-K filed on July 18, 2025).

10.1

Amended and Restated Registration Rights Agreement, by and among GrabAGun Digital Holdings Inc., Colombier Sponsor II LLC and certain security holders (incorporated herein by reference to the Company’s Current Report on Form 8-K filed on July 18, 2025).

10.2	Form of Indemnification Agreement (incorporated herein by reference to the Company’s Current Report on Form 8-K filed on July 18, 2025).
10.3+	GrabAGun Digital Holdings Inc. 2025 Stock Incentive Plan (incorporated herein by reference to the Company’s Current Report on Form 8-K filed on July 18, 2025).
10.4+

Employment Agreement between GrabAGun Digital Holdings Inc. and Marc Nemati, effective as of July 15, 2025 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed on July 18, 2025).

10.5+

Employment Agreement between GrabAGun Digital Holdings Inc. and Matthew W. Vittitow, effective as of July 15, 2025 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed on July 18, 2025).

10.6+

Employment Agreement between GrabAGun Digital Holdings Inc. and Justin C. Hilty, effective as of July 15, 2025 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed on July 18, 2025).

10.7+

Non-Competition and Non-Solicitation Agreement between GrabAGun Digital Holdings Inc. and Marc Nemati, effective as of July 15, 2025 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed on July 18, 2025).

10.8+

Non-Competition and Non-Solicitation Agreement between GrabAGun Digital Holdings Inc. and Matthew W. Vittitow, effective as of July 15, 2025 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed on July 18, 2025).

10.9+

Non-Competition and Non-Solicitation Agreement between GrabAGun Digital Holdings Inc. and Justin C. Hilty, effective as of July 15, 2025 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed on July 18, 2025).

10.10

Form of Lock-Up Agreement, dated as of January 6, 2025, by and among GrabAGun Digital Holdings Inc., Colombier Acquisition Corp. II. and each of the GrabAGun Members, effective as of July 15, 2025 (incorporated herein by reference to Colombier’s Current Report on Form 8-K filed on January 8, 2025).

31.1*	Rule 13a-14(a) or 15d-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a) or 15d-14(a) Certification of Principal Financial Officer
32.1*	Section 1350 Certification of Principal Executive Officer
32.2*	Section 1350 Certification of Principal Financial Officer
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith

+ Indicates a management or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GrabAGun Digital Holdings Inc.

Date: November 13, 2025	By:	/s/ Marc Nemati
Marc Nemati
President, Chief Executive Officer and Chairman (principal executive officer)

Date: November 13, 2025	By:	/s/ Justin Hilty
Justin Hilty
Chief Financial Officer (principal financial officer)