Form 10-K
period 2025-12-31
GrabAGun Digital Holdings Inc.
filed 2026-03-12
CIK 2051380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ________ to ________

Commission File No. 001-42748

GrabAGun Digital Holdings Inc.

(Exact name of registrant as specified in its charter)

Texas	33-4289144
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

200 East Beltline Road, Suite 403 Coppell, Texas	75019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (972) 552-7246

Securities Registered Pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	PEW	New York Stock Exchange NYSE Texas
Redeemable warrants, each whole warrant exercisable for one share of common stock at an exercise price of $11.50 per share	PEWW	New York Stock Exchange

Securities Registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐ Yes ☒ No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by the check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The Registrant was not a public company at June 30, 2025, the last business day of its most recently completed second fiscal quarter, and therefore cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates at such date. The Registrant’s common stock began trading on the New York Stock Exchange on July 16, 2025.

As of March 10, 2026, there were 29,509,698 shares of the Registrant’s common stock issued and outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement related to its 2026 annual meeting of shareholders to be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2025 are incorporated by reference into Part III of this Annual Report on Form 10-K.

GRABAGUN DIGITAL HOLDINGS INC.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Unless the context otherwise requires, all references in this Annual Report on Form 10-K (this “Annual Report”) to the “Company,” “GrabAGun,” “we,” “us,” “our” and “ours” are intended to refer to GrabAGun Digital Holdings Inc. and its consolidated subsidiaries.

This Annual Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties. All statements, other than historical facts, including statements regarding the presentation of the Company’s operations in future reports and any assumptions underlying any of the foregoing, are forward-looking statements. Forward-looking statements reflect our beliefs and expectations based on current estimates and projections. While we believe these expectations, and the estimates and projections on which they are based, are reasonable and were made in good faith, these statements are subject to numerous risks and uncertainties. Forward-looking statements can also be identified by words such as “future,” “anticipate,” “forecast,” “estimate,” “budget,” “project,” “strategy,” “guidance,” “outlook,” “believe,” “expect,” “intend,” “plan,” “predict,” “potential,” “seek,” “continue,” “target,” “goal,” “will,” “would,” “should,” “could,” “can,” “may,” and similar terms, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of this Annual Report under the heading “Risk Factors”, and in other documents filed or to be filed by the Company from time to time with the U.S. Securities and Exchange Commission (the “SEC”). We intend that all forward-looking statements be subject to the safe-harbor provisions of the PSLRA. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law. The forward-looking statements included herein are only made as of the date of this report, or if earlier, as of the date they were made, and we undertake no obligation to correct, update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except to the extent required under federal securities laws.

PART I

Item 1. Business

Unless the context otherwise requires, all references in this Annual Report to the “Company,” “GrabAGun,” “we,” “us,” “our” and “ours” are intended to refer to GrabAGun Digital Holdings Inc. and its consolidated subsidiaries.

Business Overview

GrabAGun is a digitally native and multi-brand eCommerce retailer of firearms, ammunition and related accessories. Since it began doing business as GrabAGun.com in 2010, GrabAGun has developed and grown its online gun platform, leveraging technology to provide a tech-first eCommerce experience, specially catering to the next generation of firearms enthusiasts, sportsmen and defenders. Our broad selection of product offerings ranges from carry handguns and sporting long guns to an assortment of firearm ammunition, magazines and optics. We source these products from more than 2,000 leading brands, such as Smith & Wesson Brands, Sturm, Ruger & Co., Sig Sauer and Glock, for whom we serve as a non-exclusive online sales partner, as well as emerging brands and manufacturers. Our firearms products are purchased by customers online through our eCommerce site and delivered to the customers’ choice of federal firearm licensed dealers within our network or, with respect to most accessories and other eligible products, delivered directly to customers. Our collaborative business relationships and multi-brand vendor strategy enable us to offer more than 73,000 products, which we believe to be one of the most expansive product assortments currently offered among firearms and ammunition industry retailers. We generated approximately $96.4 million and $93.1 million in net revenues for the years ended December 31, 2025 and 2024, respectively, and had a net loss of approximately $2.5 million and net income of approximately $4.5 million, respectively. In addition, on October 15, 2025, the Company formed PEW Logistics LLC, a Texas limited liability company (“PEW Logistics”) as a direct, wholly-owned subsidiary of the Company, for the purpose of providing next-generation, white-labeled direct-to consumer (“D2C”) fulfillment solutions to modernize the firearm supply chain. The platform is designed to enable participating brands to conduct D2C sales through their own digital storefronts while leveraging PEW Logistics’ infrastructure for logistics management and related operation support. PEW Logistics functions as an operation platform that provides a variety of logistics services, including warehousing, inventory management, order processing, picking and packing, shipping coordination, and return management for manufacturers and brands operating within the firearm and outdoor products industry.

We operate in a highly fragmented firearms and ammunition market and offer, through our mobile-accessible online platform, a robust alternative to traditional brick-and-mortar gun retailers. We are positioned in the middle of the firearms ecosystem, where we procure products from firearms manufacturers and wholesale distributors and provide added value to our customers by helping them navigate the firearms selection process to meet their specific needs. Our ability to leverage software to optimize procurement and order fulfillment and reduce costs creates efficiencies that we believe enables us to better serve our manufacturers, vendors and our customers and can be scaled as GrabAGun continues to grow. As a seller of firearms, we are regulated by the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives (“ATF”). As further described below, we leverage our proprietary software to promote compliance-related efficiencies and rely on our extensive network of Federal Firearm License (“FFL”) dealers to carry out required customer background checks and compliance with applicable local, state and Federal laws.

Our goal is to have our customers, regardless of whether they are first-time buyers or long-term sportsmen and enthusiasts, view us as an extension of their Second Amendment (“2A”) right and a trusted source to buy and own a firearm for recreational target shooting, hunting, home and personal defense, and other lawful purposes. We believe our tech-first approach, supported by our digital-forward, mobile-optimized eCommerce platform and proprietary tech stack, positions us well to capture the business of the growing group of younger, technology-savvy customers who demand convenience and a seamless purchasing experience for firearms, ammunition, and related accessories.

We intend to focus on accelerating growth and consolidating the firearms, ammunition and related accessories industry (referred to herein as the “2A Sector”) by bringing GrabAGun’s tech-forward approach to an industry that has historically been fragmented from a retail sales perspective, and potentially acquiring businesses related or additive to GrabAGun’s existing business, if and to the extent attractive opportunities arise.

Our Value Proposition

GrabAGun is positioned in the middle of the firearms ecosystem, where we procure products from firearms manufacturers and wholesale distributors and offer them to our customers through our website and mobile platforms, offering accessibility as well as customized customer experiences. Our ability to leverage software to optimize procurement and order fulfillment and reduce costs creates efficiencies that enable us to better serve our vendors, manufacturers, and our customers and can be scaled as GrabAGun continues to grow.

At GrabAGun, we offer our customers certain key advantages, including:

•
A broad and deep multi-brand assortment of over 73,000 products, including a wide range of firearms, ammunition and accessories from leading manufacturers, as well as emerging brands.
•
Commitment to in-stock availability and competitive pricing.
•
Efficient order processing, fulfillment and delivery processes so customers receive their purchases as quickly as possible.

•
An enhanced purchasing journey by combining knowledgeable support, seamless logistics, and modern technology to meet the expectations of current and future firearm owners.
•
Artificial intelligence (broadly defined as the simulation of human intelligence in machines that are programmed to think, reason, learn or make decisions) (“AI”) driven supply chain software solutions and automated compliance technology that facilitate a hassle-free, efficient, and intuitive buying process from start to finish.

With regard to our vendors and manufacturers, our eCommerce platform offers:

•
Digital customer outreach strategies providing a cost-effective way to reach a highly engaged customer base, maximizing exposure while avoiding overhead costs of traditional retail.
•
A large and well-established online sales channel, providing access to an expanding market, driving increased product visibility and sales potential.
•
Strong FFL dealer distribution capabilities, streamlining logistics and fulfillment and allowing products to be efficiently delivered to customers.
•
Optimized product listings, compliance, and digital marketing strategies enhancing sales performance.
•
Broad end-market coverage, allowing vendors to connect with a diverse range of firearms enthusiasts, hunters and professional users to strengthen brand presence across multiple customer segments.
•
PEW Logistics, formed in October 2025, offers a platform to enable participating vendors and manufacturers to conduct D2C sales through digital storefronts while providing an infrastructure for logistics management and related operational support. The platform provides a variety of logistics services, including warehousing, inventory management, order processing, picking and packing, shipping coordination, and returns management for vendors and manufacturers operating within the firearm and outdoor products industry.

Tech-Forward Approach

GrabAGun’s technology-driven approach underpins every aspect of our operations, from customer engagement to procurement, pricing, compliance, and fulfillment. We utilize a combination of proprietary software, AI-enhanced tools, and other technology solutions to optimize efficiency and scalability in our operations while delivering a seamless buying experience to our customers. One example of this is our New Inventory Program (“NIP”), which integrates proprietary AI-driven pricing and demand forecasting capabilities. These technologies are an essential and differentiating component of our business model, enabling us to maximize efficiency in procurement and order fulfillment, dynamically adjust pricing to remain competitive, and scale our operations to meet the needs of our nationwide customer base.

Our feature-rich eCommerce and supply chain software solutions integrate the following functionalities:

•
AI-powered demand prediction to optimize pricing and inventory allocation.
•
Automated procurement systems that synchronize with distributor inventory every few minutes.
•
Algorithmic pricing tools that incorporate competitor data and market inputs to dynamically adjust prices and support competitive positioning.
•
Digital compliance management via our proprietary regulatory management system, which we believe to be the first software to receive ATF approval for its specific implementation.
•
Customer data analytics leveraging over a decade of purchase history to enhance personalization and engagement.
•
Cryptocurrency payment options as a direct response to growing demand from our customers for more flexible and modern payment solutions.
•
Shoot & Subscribe™, a subscription-based service offering recurring ammunition deliveries at a discounted price.
•
PEW Logistics for the purpose of providing next-generation, white-labeled D2C fulfillment solutions to modernize the firearm supply chain.

eCommerce Platform and Technology

The next generation of gun buyers expects a modern, intuitive, and technology-driven experience, yet the industry has been slow to adopt innovations that have transformed other eCommerce sectors. Our ultimate goal is to be the trusted, go-to source for both first-time buyers and long-term outdoor enthusiasts by bridging this gap.

To achieve this, we have designed and developed our mobile-optimized eCommerce platform to include user interface/user experience (“UI/UX”) enhancements that align with modern consumer expectations for seamless eCommerce transactions. In addition, we have created robust and feature-rich supply-chain software solutions that integrate (i) AI-powered pricing and demand forecasting, (ii) dynamic inventory and order management, and (iii) automated regulatory compliance support. These technologies provide significant operational efficiencies, allowing us to ship customer orders quickly and accurately while providing exceptional customer service and competitive pricing.

Along with the technological innovations that power our eCommerce platform, we have built a vast network of federal firearms dealers to handle the transfer of firearms purchased on our platform to our customers, enabling us to reach a nationwide customer base in compliance with ATF regulations. We believe there is an FFL dealer in our network located within 15 miles of 97% of the United States population.

Next-Generation Customer UI/UX

With the extensive software development expertise of our management team, we have designed and developed our platform to provide an intuitive, mobile-optimized experience that aligns with modern consumer expectations for seamless eCommerce transactions. Our eCommerce platform incorporates UI/UX innovations that we continuously evaluate and refine based on emerging industry trends and evolving consumer expectations. These features ensure ease of navigation, product discovery, and checkout efficiency.

Our firearm retail website offers advanced search and filtering tools, detailed product descriptions and near real-time inventory updates, empowering customers to find exactly what they are looking for, whether they are first-time buyers or seasoned collectors.

Mobile-First Focus and User Engagement

With the proliferation of smartphones and the increasing reliance on mobile devices for daily activities, mobile eCommerce has become a fundamental pillar of modern digital retail strategy. Our company has been at the forefront of this shift, leveraging our mobile-optimized platform to meet the demands of modern consumers. According to Google Analytics data, over the years ended December 31, 2025 and 2024, respectively, (i) mobile traffic (measured by number of page views from mobile devices) represented approximately 72% and 67% of all traffic on our website across device categories, and (ii) sales completed from mobile devices accounted for approximately 67% and 64% of all customer transactions on our website and an estimated 64% and 61% of total revenues generated from our website.

Engagement metrics for our eCommerce website demonstrate a highly active and engaged user base. According to Google Analytics data, over the year ended December 31, 2025, the average number of monthly views of our website was approximately 12.3 million and we recorded an estimated total 28.5 million active user sessions, with an average session duration of over approximately 5.3 minutes and a bounce rate of approximately 33% (representing the percentage of users who left a session after viewing a single page). Further, according to Google Analytics data, over the year ended December 31, 2024, the average number of monthly views of our website was approximately 13.8 million and we recorded an estimated total 25.6 million active user sessions, with an average session duration of over 5.0 minutes and a bounce rate of 17%.

Over the years ended December 31, 2025 and 2024, we recorded approximately 191,000 and 203,000 completed customer transactions on our eCommerce website, with average monthly completed customer transactions of approximately 16,000 and 17,000, respectively. This translates to an estimated conversion rate for active user sessions of approximately 0.7% and 0.8% over the years ended December 31, 2025 and 2024, respectively, representing the percentage of total sessions that resulted in a completed customer transaction for the applicable period.

To enhance customer engagement further, our platform leverages customer data analytics to provide personalized recommendations and targeted marketing, enhancing the customer experience while driving higher sales conversions.

New Inventory Program

NIP is a proprietary inventory and order management software solution that enables seamless fulfillment and data management, industry leading pricing and attractive margins. NIP is integrated with our supplier data to provide near real-time pricing and inventory levels, updated automatically approximately every two minutes. NIP also uses AI-powered demand prediction, allowing us to optimize pricing and inventory allocation. In addition to facilitating our ability to provide competitive pricing for our customers, these functionalities enable us to maximize efficiency in procurement and order fulfillment, allowing us to ship customer orders quickly and accurately. For both the years ended December 31, 2025 and 2024, approximately 81% of customer orders shipped within two business days of the order date and approximately 98% of customer orders shipped within five business days of the order date.

FFL Network

The manufacture, sale and purchase of firearms and ammunition are subject to extensive federal, state, local and foreign governmental laws. Due to these laws, firearms cannot be shipped directly to consumers and must instead be delivered via dealers holding FFLs, and certain states, including California, Connecticut, District of Columbia, Illinois, Massachusetts, New Jersey, New York, Rhode Island and Washington also restrict the delivery of ammunition directly to consumers. FFL holders are responsible for satisfying legally required background checks and other required compliance procedures before customers can take possession of relevant products purchased, including execution and filing of ATF Form 4473 (Firearms Transaction Record) to document the purchase of a firearm from a licensed dealer.

Over time, we have assembled a vast network of active FFL holders. All firearms purchased through our eCommerce platform are delivered to our customers’ choice of FFL holder for pickup. Our eCommerce platform allows customers to easily select their closest network FFL holder, one of which, we believe, is within 15 miles of 97% of the United States population, with whom to complete their background check paperwork and pick up their order, thereby streamlining regulatory compliance while also delivering an enhanced customer experience.

To join our network, each FFL holder must submit an application to GrabAGun, including a copy of its FFL and we verify the validity of the license using the ATF’s online “FFLEZCheck” system. Once the validity of the license is verified, the FFL holder is added to our network and becomes available for customers to select at checkout on our eCommerce platform. As detailed further below, there are additional validation steps performed by our regulatory management system any time a firearm is transacted through a network FFL holder to confirm the selected FFL is valid at the time of shipment.

GrabAGun does not pay any fees to, and does not receive any fees from, our network of FFL holders. Each FFL holder has its own fee structure to charge the customer at the time the customer completes their ATF Form 4473, required background check and other local and state requirements and picks up their order from the FFL holder.

GrabAGun also holds a Type 1 FFL and a Special Occupational Taxpayer (“SOT”) License for retail firearm sales, as we have a counter location at our facility in Coppell, Texas, where customers can pick up firearms directly from GrabAGun in its capacity as the FFL holder of record.

Regulatory Management System

Our regulatory management system is a proprietary software solution designed to manage the entire lifecycle of firearms transactions for GrabAGun, which we believe is the first of its kind to receive ATF approval.

When a customer purchases firearms on our eCommerce platform for delivery via a third-party network FFL holder, our proprietary regulatory management system verifies that the selected FFL is still active and the operating location of the FFL holder. If an error is detected, the item is placed on hold awaiting remediation by a customer service representative (“CSR”) with the end customer. For example, if the selected FFL for a customer’s order is no longer active, the system will generate an error triggering the CSR remediation process. The CSR will then contact the customer to determine the best course of action — typically, this entails updating the order to select a different FFL holder whose license is verified as still being active. After the order is updated, the order will go back through the full compliance process and must pass all validation steps prior to being shipped.

After order barcodes and shipping labels are generated, an outbound check employee verifies the order barcode and serial number of the firearm. The regulatory management system this information and generates a “Pass” or “Fail” designation. Similar to the FFL validation, this integration feeds the ATF-sourced FFL addresses directly to the order and confirms the FFL is active. The address on the FFL is crosschecked against the address on the shipping label produced by the shipping software. At this point, the serial number is checked to make sure that the firearm shipper correctly and completely marked the firearm as disposed to the FFL holder on the order. The order number and barcode are referenced against order data to ensure the physical firearm that was marked disposed by the warehouse employee was the correct firearm the customer bought. The regulatory management system then validates against selection at checkout to make sure the shipper selected the correct FFL holder. The order number is sent via application programming interface (“API”) to the shipping software to obtain and transmit tracking information both to GrabAGun and to the customer. The third-party FFL holder is responsible for the legal compliance of the transfer of the firearm to the customer, including running the required background checks on the customer and the execution and filing of ATF Form 4473.

If a customer is picking up a firearm from GrabAGun as the FFL holder of record at our Coppell, Texas location, GrabAGun is responsible for the legal compliance of the transfer of the firearm to the customer. Our regulatory management system simplifies the management of critical ATF documentation, streamlining workflows, enhancing accuracy and minimizing the risk of non-compliance. The software generates any regulatory forms required in connection with the sale, including the Form 4473, and automatically files and stores all regulatory data. The system also integrates directly with the FBI’s National Instant Criminal Background Check System (NICS) to electronically process the required customer background checks.

Artificial Intelligence

Our software-driven infrastructure integrates AI into critical workflows across our eCommerce platform and back-end systems-most notably in inventory analysis, customer pricing, product data management, marketing campaigns and customer service.

NIP analyzes and synthesizes large data sets, including publicly available information sourced from across the internet and private operational data derived from our proprietary inventory and order management systems. These data inputs inform the system’s decision-making capabilities related to inventory purchasing and dynamic customer pricing across our catalog of over 73,000 SKUs.

With respect to inventory purchasing, NIP uses a proprietary algorithm to generate a ranking score for each product calculated based on a set of inputs, including order history, current product costs, and historical vendor feed data. The system then compares the ranking score against order history over the last 90 days to recommend a minimum threshold of units to purchase for each product. This data-driven process enables us to allocate purchasing resources efficiently and prioritize inventory procurement based on anticipated demand and margin performance.

With respect to customer pricing, NIP retrieves competitor pricing information through API calls to certain third-party price aggregator websites based on each product’s Universal Product Code, a standardized 12-digit retail identifier. The system’s Product Margin Optimization (“PMO”) algorithm analyzes competitor pricing to optimize our own product pricing strategy. When our base price for a product is substantially below prevailing competitor pricing, PMO recommends a price increase above the base price to enhance margin while maintaining competitiveness. When our base price exceeds competitor pricing, PMO recommends a lower price, subject to established floor limits, to increase transaction volume. PMO operates on a real-time basis: it refreshes immediately upon the re-optimization of an individual product, is triggered upon the sale of any product, and reviews the entire catalog every 30 minutes for internal cost or inventory quantity changes. This continuous monitoring and adjustment capability ensures that our product pricing remains dynamic, competitive, and optimized at all times.

For product data and content management on our eCommerce platform, our system automates and refines product listing content by continually learning from new product additions and historical adjustments to product data. We leverage a third-party AI service, which is trained on a combination of internal operational data and publicly available external data, to assist in generating and optimizing product page content. This integration enables our system to produce listing content that is accurate, comprehensive, and tailored to enhance customer engagement across our eCommerce platform.

To enhance customer engagement further, we employ a third-party AI service that uses customer data analytics to provide personalized recommendations and targeted marketing to our customers, including replenishment suggestions based on buying history and ongoing sales promotions. In customer service, we use a third-party AI chatbot service which we have integrated with our order management system to respond to common customer inquiries, including order status, shipping updates, and product questions. The system’s responses are trained by our customer service team and are continually refined as the system learns from new customer requests and inquiries that are received.

Our Growth Strategy

Our objective is to pursue a multi-factored growth strategy to become the market leader in the online firearms and ammunitions industry. Our growth strategy includes the following key initiatives:

Build a Technology-Driven 2A Ecosystem through Sector Consolidation. At GrabAGun, our vision is to modernize and unify the firearms industry with a technology-forward approach, creating a seamless and scalable 2A ecosystem that benefits manufacturers, distributors, retailers and consumers. The firearms and ammunition industry has historically been slow to adopt digital transformation. By applying cutting-edge technology to fragmented and outdated parts of the supply chain, we aim to drive efficiency, improve compliance and enhance overall customer experience. Through our software-driven infrastructure that integrates artificial intelligence and automation into critical workflows across our eCommerce platform and back-end systems, we are eliminating bottlenecks and creating a more transparent data-driven industry.

We intend to advance through two complementary paths: first, the organic development of technology-driven services and solutions benefiting the firearms and ammunition industry and second, the strategic acquisition of firearms companies and related businesses across the sector. For our organic development initiatives, we are continuing to invest in the development of proprietary technology services purpose-built for the industry’s manufacturers, distributors and retailers. One such initiative is PEW Logistics, our newly formed 3PL (third-party logistics) eCommerce services subsidiary, which offers technology-enabled fulfillment and direct-to-consumer solutions designed specifically for firearms manufacturers. We intend to continue building out this ecosystem of technology services as a means of deepening our integration across the supply chain and creating durable, scalable value for industry participants. We also intend to grow through our efforts in pursuing strategic acquisitions of selected technology businesses, eCommerce retailers, distributors and importers of firearms, ammunition and related accessories as attractive opportunities arise in the future.

By consistently leveraging our expertise, technological innovations and deep industry relationships, GrabAGun is able to enhance logistics and customer engagement within our existing operations. We also added cryptocurrency payment options as a direct response to the growing demand from our customers for more flexible and modern payment solutions. These improvements have driven greater efficiency and profitability for our existing operations, and we believe we can replicate this success across other businesses in the firearms and ammunition supply chain. When we identify and consummate future acquisition transactions, we aim to utilize GrabAGun’s technology-driven approach to unlock similar operational and financial benefits as we grow our or acquire technologies to further enhance our technology-forward approach.

Enhance our Advertising and Marketing Strategies. During 2025, we expanded marketing programs with participating manufacturers designed to support product sell-through and maintain consumer demand beyond defined promotional periods. These programs incorporated coordinated merchandising placements, product-focused content, and targeted advertising initiatives. The campaigns were intended to drive measurable revenue impact, improve inventory turnover, and support ongoing sales activity following the conclusion of paid promotional efforts.

Manufacturer Market Development Funds (“MDF”) and shared marketing investments were deployed pursuant to defined performance objectives, including conversion rates and inventory movement. We monitored campaign performance using internal sales and traffic data and adjusted advertising allocations as appropriate to improve return on advertising spend and maintain brand visibility across our platform. Because campaign content and product placements generally remained active after promotional periods ended, participating manufacturers continued to receive exposure and related sales activity.

In 2025, we also increased investment in internal marketing capabilities, including content production and performance marketing resources, to support the continued expansion of these programs across additional manufacturer partners. We believe these initiatives contributed to more consistent revenue generation, strengthened manufacturer relationships, and enhanced the scalability of our advertising platform within the firearms marketplace.

Current Firearms, Ammunition and Accessories Product Offerings

At GrabAGun, we take pride in offering what we believe to be one of the most extensive and diverse selections of firearms, ammunition, and accessories in the industry. With a catalog featuring approximately 73,000 products, we cater to gun enthusiasts, hunters, competitive shooters, law enforcement professionals, and responsible firearms owners looking for high-quality products at competitive prices. Our inventory spans six main categories — handguns, long guns, ammunition, magazines, optics and accessories — with over approximately 250 further subcategories that cover a broad spectrum of firearms, gear, and shooting essentials.

We offer firearms across all price points, from budget-friendly options to high-end custom models. Additionally, we stock an extensive lineup of specialty firearms, including competition handguns, tactical carbines, and high-performance long-range rifles for precision shooters. Our vast selection of accessories, optics, and gear ensures that our customers can customize and optimize their firearms for any purpose — whether for self-defense, recreational shooting or professional use. Our team stays up to date with the latest firearm releases, trends, and innovations, ensuring that our inventory includes new arrivals, exclusive releases, and limited-edition models. We work closely with top manufacturers and have long-established relationships with firearms distributors, which management believes enables us to provide the latest firearms and ammunition deals as soon as they hit the market, so our customers have access to most of the newest firearms available.

A description of each of our product categories and representative offerings is set forth below.

Handguns

Handguns are our largest revenue contributor, generating approximately $47.8 million and $40.3 million, or 51% and 45%, of our total revenues in the years ended December 31, 2025 and 2024, respectively. We expect sales of our handgun offerings to continue to generate the largest portion of our total revenues in 2026. This category includes pistols and revolvers designed for personal defense, sport shooting and collecting. Generally, our handguns are priced from $150 to $4,700.

For the year ended December 31, 2025, our top selling handguns consisted of the following items, none of which represented more than 10% of sales within this product category:

•
Ruger-57 Pistol (5.7x28mm), a high-performance semi-automatic pistol featuring a 4.94-inch barrel and 20-round capacity, offering flat trajectory and low recoil for an exceptional shooting experience.
•
Walther P99AS Final Edition (OD Green), a limited-edition 9-millimeter semi-automatic pistol with a 4-inch barrel, 15-round capacity and a commemorative coin, blending classic Walther engineering with collectible appeal.
•
American Tactical Alpha Maxx, a tactical semi-automatic pistol chambered in 5.56 with a 7.5-inch barrel and 60-round capacity, designed for high-volume tactical applications.
•
Smith & Wesson M&P9 Shield Plus Sight and Case Bundle, a 9-millimeter semi-automatic pistol with a 3.1-inch barrel, 15-round capacity and bundled CTS-1500 red dot sight for enhanced accuracy.
•
Smith & Wesson Shield Plus Optics Ready (30 Super Carry), a compact and optics-ready handgun chambered in 30 Super Carry, featuring a 3.1-inch barrel and 13/16-round magazines for reliable performance.

For the year ended December 31, 2024, our top selling handguns consisted of Smith & Wesson Shield Plus (30 Super Carry); Springfield Armory Hellcat Pro OSP; Canik TTI Combat; Ruger LCP Max 75th Anniversary Edition and CZ Scorpion 3+ Micro.

Long Guns

Long guns accounted for approximately $30.3 million and $30.7 million, or 33% and 34%, of our total revenues in the years ended December 31, 2025 and 2024, respectively. This category includes rifles and shotguns designed for hunting, sport shooting and tactical applications. Generally, our long guns are priced from $85 to $15,500.

For the year ended December 31, 2025, our top selling long guns consisted of the following items, none of which represented more than 10% of sales within this product category:

•
FN SCAR 17S NRCH (Flat Dark Earth), a premium 7.62x51/.308 Win modern sporting rifle with a 16.25-inch barrel, 20-round capacity and non-reciprocating charging handle, renowned for its military-grade reliability and performance.
•
FN SCAR 17S NRCH (Woodland), a tactical 7.62x51 modern sporting rifle featuring a woodland finish, 16.25-inch barrel and 20-round capacity with the same proven SCAR platform.
•
Ruger AR-556, a reliable and popular 5.56 NATO/.223 Rem modern sporting rifle with a 16.1-inch barrel and 30-round capacity, ideal for recreational shooting and home defense.
•
Radical Firearms Forged Milspec, a durable 5.56 NATO modern sporting rifle with a 16-inch barrel, 30-round capacity and B5 stock, offering tactical modularity at an accessible price point.
•
FN SCAR 17S NRCH (7.62 NATO), a versatile 7.62 NATO modern sporting rifle with a 16.25-inch barrel and 20-round capacity, combining accuracy and durability for demanding applications.

For the year ended December 31, 2024, our top selling long guns consisted of Marlin 45-70 Stainless Lever Action, Radical Firearms AR-15, Smith & Wesson M&P FPC Folding Carbine, CZ Scorpion 3 Carbine and Rock Island Armory TM22 Lite.

Ammunition

Ammunition contributed approximately $5.5 million and $9.4 million, or 6% and 10%, of our total revenues in the years ended December 31, 2025 and 2024, respectively. We offer a variety of calibers and types of ammunition to meet the diverse needs of shooters and hunters. Generally, our ammunition is priced from $10 to $2,225.

For the year ended December 31, 2025, our top selling ammunition consisted of the following items, none of which represented more than 10% of sales within this product category:

•
Federal Champion 9mm 115-Grain 500-Rounds FMJ, a high-volume 9-millimeter full metal jacket (FMJ) ammunition pack ideal for range practice and training.
•
Magtech Sport Shooting Brass 9mm 115-Grain FMJ, a trusted brass-cased 9-millimeter FMJ ammunition suitable for a variety of shooting applications.
•
CCI Blazer Loose Bulk Brass 9mm 115-Grain 500-Rounds FMJ, a bulk-packaged 9-millimeter brass-cased FMJ ammunition suited for high-volume range practice.
•
STV Technology Scorpio Brass .223 Rem 55-Grain FMJ, a reliable .223 Remington ammunition ideal for training, target shooting and hunting.
•
Winchester USA 5.56 Ammo 55-Grain 200-Rounds FMJ, a dependable 5.56 NATO ammunition in convenient 200-round packs for extended shooting sessions.

For the year ended December 31, 2024, our top selling ammunition consisted of STV Scorpio Brass .223 Rem, CCI Blazer Loose Bulk 9mm, Hornady American Gunner Rifle Ammo, Magtech Steel Case 9mm and CCI Speer Blazer Brass 9mm.

Magazines

Magazines accounted for approximately $2.9 million and $3.6 million, or 3% and 4%, of our total revenues in the years ended December 31, 2025 and 2024, respectively. A magazine is a device that holds ammunition and feeds it into a fire chamber. Magazines provide essential reliability and capacity for firearm operations. Our magazines are priced from $5 to $515.

For the year ended December 31, 2025, our top selling magazines consisted of the following items, none of which represented more than 10% of sales within this product category:

•
G-Force Drum Magazine (Black, 12 GA), a high-capacity 20-round drum magazine for 12-gauge shotguns offering reliable feeding for extended shooting sessions.
•
Heckler & Koch CC9 Magazine (9mm), a 12-round extended floorplate magazine designed for Heckler & Koch 9-millimeter pistols, providing enhanced capacity and ergonomics.
•
SIG Sauer P365-XMACRO Magazine (9mm), a 17-round black magazine designed specifically for the P365-XMACRO platform, delivering reliable performance.
•
Springfield Armory Kuna Magazine (Translucent Smoke, 9mm), a 30-round magazine with a translucent smoke finish allowing visual round count, designed for the Springfield Armory Kuna.
•
Sig Sauer P365 X-Macro Magazine (9mm), a 21-round extended magazine for the P365 X-Macro platform ideal for maximizing capacity.

For the year ended December 31, 2024, our top-selling magazines consisted of Magpul D-60 Drum Magazine, Ruger 10/22 BX-25 Magazine, Magpul PMAG MOE 30-Round Magazine, Smith & Wesson M&P 9mm Magazine and RWB AR-15 Drum Magazine.

Optics

Gun optics, which are devices used with handguns and long guns to enhance shooting accuracy by providing precision aiming solutions from red dot sights to thermal imaging scopes, accounted for approximately $2.1 million and $1.5 million, or 2% and 2%, of our total revenues in the years ended December 31, 2025 and 2024, respectively. Optics are priced generally from $10 to $8,000.

Our top selling optics for the year ended December 31, 2025 consisted of the following items, none of which represented more than 10% of sales within this product category:

•
ATN X-Sight 4K Pro Day/Night Vision Scope (3-14X), a versatile day and night vision digital scope with 3-14x magnification, offering 4K resolution and smart features for hunting and tactical use.
•
ATN X-Sight 4K (5-20x30mm, Factory Refurbished), a multi-reticle 4K digital scope with 5-20x magnification providing advanced night vision capabilities at an accessible price point.
•
X-Vision Optics Shadow 100 Night Vision Digital Mini-Viewer, a compact and lightweight digital night vision viewer ideal for observation and surveillance.
•
Crimson Trace Hardline Rifle Scope (3-12x42mm), a precision rifle scope with BDC MR1-Mil reticle and 3-12x magnification designed for accurate long-range shooting.
•
ATN ThOR 4 Thermal Scope (2.5-25x, 640x480 Resolution), a cutting-edge thermal imaging scope with 2.5-25x magnification and 640x480 resolution suited for hunting and tactical applications.

For the year ended December 31, 2024, our top-selling optics consisted of Canik Mecanik MO3 Red Dot, Trijicon RMR RD Red Dot, Sig Sauer Romeo 5 Red Dot, Pard SA32 Thermal Scope and Canik Mecanik MO1 Red Dot

Accessories

Accessories contributed approximately $4.2 million and $4.2 million, or 5% and 5%, of our total revenues in the years ended December 31, 2025 and 2024, respectively. Accessories represent a diverse category that includes holsters, cleaning supplies, firearm modifications and gear to enhance shooting experiences. Accessories provide critical support for firearms owners. Accessories are priced from $5 to $6,000.

We classify our GrabAGun gift card as an accessory. It is redeemable on any of our products and is the top-selling accessory each year. Other top selling accessories for the years ended December 31, 2025 consisted of the following items, none of which represented more than 10% of sales within this product category:

•
Freedom Finger Triggers Taurus TX 22 FRT (Stainless), a high-performance binary trigger system for the Taurus TX 22, offering enhanced firing efficiency in a stainless finish.
•
Springfield Armory Hellcat Threaded Barrel w/ Comp Black 9mm 3.8” Barrel, a threaded barrel with integrated compensator for the Springfield Armory Hellcat, designed to reduce muzzle rise and improve accuracy.
•
Glock OEM Barrel .22 LR 4.02” Barrel Threaded for G44, a threaded barrel for the Glock 44, providing factory-specification reliability with threading for suppressor or accessory attachment.
•
Ruger 10/22 Carbon Fiber Barrel (.22 LR), a lightweight carbon fiber threaded barrel with 1/2x28 threading for the Ruger 10/22, enhancing accuracy and reducing weight.

For the year ended December 31, 2024, our top-selling optics consisted of GrabAGun gift cards, SB Tactical SBTEVO-G2 Stabilizing Brace Side-Folding for CZ Scorpion, Springfield Armory Hellcat Threaded Barrel w/ Comp Black 9mm 3.8” Barrel, Magpul PRS Gen3 Precision Stock, and SB Tactical SBA4 X Stabilizing Brace Adjustable for AR-Pistols.

Our Customer Base

We offer a large selection of firearms, ammunition and related accessories to suit sportsmen and enthusiasts of all ages, backgrounds and experience levels through our easy-to-use business-to-consumer eCommerce platform, subject to applicable laws and regulations, including without limitation, minimum age requirements.

To ensure compliance with these regulations, our eCommerce platform includes an age verification step requiring visitors to confirm they are at least 18 years old and a checkout process that requires customers to agree to terms and conditions affirming they are legally permitted to purchase and possess the items in their order.

Firearms purchased on our platform are delivered to FFL holders, where the customer must pass a federally mandated background check and complete ATF Form 4473 (Firearms Transaction Record) to document the purchase of a firearm from a licensed dealer before taking possession of the firearm from the applicable FFL. Each FFL holder is licensed by the ATF and is responsible for ensuring compliance with all applicable federal, state and local laws when transferring a firearm to an individual. The vast majority of firearms purchased on our platform are shipped to third-party FFL holders selected by the customer at checkout. If the customer selects a third-party FFL location, we ship the firearm ordered by the customer directly to the FFL selected by the customer. The customer will then complete the necessary firearm transfer and background check procedures at that

FFL location. We also sell firearms direct to customers from our store-front location in Coppell, Texas, and customers have the option to select our store-front as the pickup location for firearms purchased via our platform – in these cases, GrabAGun is the FFL holder of record responsible for the legal compliance of the transfer to the customer, including the required firearm transfer documentation and background check procedures. For more information regarding government regulations affecting our business, see “Government Regulations and Compliance,” in this Annual Report.

No single customer has accounted for more than 1% of our sales during either of the past two fiscal years.

In 2025 and 2024, approximately 160,000 and 170,000 customers, respectively, purchased products through our eCommerce platform, and there are currently approximately 1.4 million registered users with accounts on our site. For purposes of the foregoing metrics, (i) a “customer” is defined as a unique email address used to complete one or more purchase transactions on our eCommerce website during the applicable period and (ii) a “registered user” is defined as a login account on our eCommerce website tied to a unique email address.

Our nationwide customer base supports a broader product assortment than a typical retail store offering. We provide real time transparency on in-stock products with optional restock updates via email. Further, through our relationships with firearms and ammunition distributors and our proprietary NIP, we are able to provide competitive pricing for our customers. We also provide our customers with GrabAQuote®, which provides custom pricing via email to interested customers on selected items.

GrabAGun customers have the opportunity to apply for our “Shoot Now Pay Later” consumer financing option powered by Credova Financial, LLC (“Credova”), a provider of point-of-sale financing solutions. Customers that choose to finance a purchase do so via Credova’s platform, which has been integrated with GrabAGun’s website, thus maximizing convenience to customers. Under our merchant agreement with Credova, when Credova’s services are used to process a sale (each, a “Credova Financed Transaction”), the customer enters into a financing agreement with an originating bank providing for a loan to the customer to finance the sale, and the customer makes payments on the loan directly to the originating bank in accordance with the financing agreement. For each Credova Financed Transaction, Credova facilitates payment from the originating bank to GrabAGun in the amount of the Credova Financed Transaction, net of accrued merchant fees payable by GrabAGun to Credova on account of the Credova Financed Transaction and amounts related to refunds or adjustments. These payments from the originating bank are processed on a periodic basis within five business days for every Credova Financed Transaction. For each of the years ended December 31, 2025 and 2024, sales financed via Credova represented approximately 5% and 4% of total sales transactions, respectively, and generated approximately 8% of total revenues. Credova is a wholly owned subsidiary of PSQ Holdings, Inc. (“PSQ”). Three of the members of our Board of Directors also serve on the Board of Directors of PSQ, including Mr. Wunderlich, who was recently appointed as PSQ’s chairman and chief executive officer.

Firearms Manufacturers and Distributors

GrabAGun does not manufacture the products it sells. Instead, we source our products through a diverse network of wholesale firearms distributors and direct manufacturer relationships, comprising over 30 vendors in total (referred to herein as our “vendors”). With this model, we are able to offer products from an extensive selection of 2,000 firearms manufacturers, including well-established manufacturers such as Smith & Wesson Brands, Sturm, Ruger & Co., Sig Sauer and Glock. For the year ended December 31, 2025, we purchased approximately 92% of the products we sold from wholesale distributors and the remaining 8% directly from firearms manufacturers, measured by product cost, as compared to the year ended December 31, 2024, we purchased approximately 97% of the products we sold from wholesale distributors and the remaining 3% directly from firearms manufacturers, measured by product cost. Purchases from our largest distributors, Sports South, LLC, Chattanooga Shooting Supplies, LLC and Lipsey’s, represented approximately 30%, 11% and 10%, respectively, of total purchases in 2025 by product cost. In addition, sales of products manufactured by Sturm, Ruger & Co., Smith & Wesson Brands, Springfield Armory, and Sig Sauer, whether purchased directly from these manufacturers or from a wholesale distributor, represented approximately 10%, 8%, 7% and 5%, respectively, of our 2025 sales. This broad portfolio of firearms manufacturers and distributors enables us to offer customers significant options in sporting firearms, ammunition and accessories and meet customer demand for the products that best meet their needs. Although we have long-established relationships with many of our vendors, we generally do not maintain long-term contracts with them, as is typical in the markets in which we compete, although we may do so from time to time. Instead, purchases from our vendors are generally made by means of standard purchase orders that specify only prices and quantities for the products purchased and payment terms, with no additional material terms or conditions. As of December 31, 2025, GrabAGun does not have any “material contracts” (as defined in Item 601(b)(10) of Regulation S-K) with any firearms manufacturers or distributors.

We have long-established relationships with firearms distributors, which we view as a key factor in our ability to maintain an up-to-date and robust product inventory. Management believes the firearms distributors that we work with prioritize our orders for high-demand products during supply shortages and also hold inventory on our behalf. GrabAGun does not provide any payment or other compensation to distributors for priority fulfillment; rather, it is management’s view that our priority status is a function of GrabAGun’s high volume and long established relationship with distributors. In addition, our vendor-integrated inventory management systems allow us to place smaller orders more frequently. We believe part of our value proposition to firearms distributors and manufacturers is our direct connection to consumers that enables us to evolve our product offerings and grow our relationships as consumer demand grows and changes.

Inventory Management and Facilities

NIP is a proprietary inventory and order management software solution that enables seamless fulfillment and data management, ensures that our product pricing remains dynamic, competitive, and optimized at all times. NIP is integrated with our supplier data to provide near real-time pricing and inventory levels, updated automatically approximately every two minutes. Our inventory and order management software optimizes displayed price across bulk buy discounts and supply and demand dynamics.

Our inventory and order management systems provide customers with access to local FFL holders and verifies regulatory data in our regulatory management system. Our system maintains records of network FFL holders and allows customers to easily select their closest licensee with whom to complete their background check paperwork and pick up their order.

We currently operate one warehouse, located in Coppell, Texas, which consists of a total of 18,081 square feet of space. Our warehouse and inventory management system logs inventory costs, quantities and locations within the warehouse, assigns warehouse inventory to orders, assigns tasks to warehouse employees, manages returns and logs all data for auditing purposes. Leveraging our distribution and logistics capabilities, we handle and ship approximately 175,000 shipments annually on an aggregate basis from our warehouse. See also Item 2. Properties in this Annual Report with regard to our new headquarters.

The Company also acquired certain property, located in Farmers Branch, Texas, to be used for the Company’s new headquarters. The facility consists of approximately 44,500 square feet of usable space, with approximately 24,000 square feet to be used as distribution and warehouse space, 1,500 square feet as retail space, and 19,000 square feet as office and administrative space.

We have drop-shipment arrangements with many of our firearms distributors, in which products are shipped directly to FFL holders or customers rather than being processed by us, saving both time and shipping costs. These arrangements represented approximately 28% and 30% of total sales in 2025 and 2024, respectively. All categories of products in GrabAGun’s catalog can be distributed through drop-shipment arrangements; however, certain manufacturers have policies that do not permit delivery of their products to be fulfilled via drop-shipment. These manufacturers require instead that retailers maintain an inventory of their products and fulfill orders directly. Manufacturers that currently do not permit drop-shipment include Smith & Wesson Brands, Ruger & Co., Glock, Springfield Armory, Beretta, and Heckler & Koch, among others. This list is not exhaustive and is subject to change from time to time as manufacturers change their existing policies or adopt new ones. We sell products from these manufacturers using our standard inventory fulfillment model rather than drop-shipment.

We believe that the location of our distribution center (and future headquarters) allows us to efficiently ship products to FFL holders and provide timely access to our principal distributors. We believe that our logistics and configuration capabilities delivered by our custom software, highly skilled and certified team enable us to meet or beat our customers’ expectations.

We believe competitive sources of supply are available in substantially all the product categories that we offer.

Marketing Strategy

Firearms retailers operate under stringent advertising restrictions that significantly limit the promotion of firearms products through traditional channels such as television, radio, print media and some social media outlets that disallow the advertisement of the sale of firearms as a matter of policy. As a result, digital engagement in other forms, such as through email marketing and other direct to consumer channels, including the use of brand ambassadors, promoters, and direct marketing efforts and other forms of online communication has become increasingly important for retailers in our industry.

Our marketing strategy leverages diverse traffic sources, email marketing, and AI to maximize engagement and sales.

Google Analytics data on our website’s traffic sources over the year ended December 31, 2025 reveals that approximately (i) 35% of sessions originated from email marketing campaigns (“email-driven traffic”), (ii) 34% of sessions originated from organic unpaid search engine results (“organic traffic”), (iii) 17% of sessions originated from unknown sources (“direct traffic”), (iv) 8% of sessions originated from sites other than major search engines (“referral traffic”), and (v) 4% of sessions originated from SMS marketing campaigns (“SMS-driven traffic”). Google Analytics data on revenue generated from completed transactions on our website over the year ended December 31, 2025 attributes approximately (i) 39% of revenue generated during this period to organic traffic, (ii) 31% to email-driven traffic, (iii) 7% to referral traffic, (iv) 3% to SMS-driven traffic and (v) 21% to other traffic.

Google Analytics data on our website’s traffic sources over the year ended December 31, 2024 attributes approximately (i) 37% of sessions to email-driven traffic, (ii) 31% of sessions to organic traffic, (iii) 18% of sessions to direct traffic, (iv) 10% of sessions to referral traffic, and (v) 3% of sessions to SMS-driven traffic. Google Analytics data on revenue generated from completed transactions on our website over the year ended December 31, 2024 attributes approximately (i) 37% of revenue generated during this period to organic traffic, (ii) 32% to email-driven traffic, (iii) 17% to direct traffic, (iv) 8% to referral traffic, and (v) 3% to SMS-driven traffic.

Email marketing plays a pivotal role, with our sending over one million automated emails daily. These emails inform customers about product availability, price drops and personalized recommendations based on previous activity. Additionally, we distribute daily and weekly newsletters to over 1.5 million subscribers, sharing curated content. This effort has resulted in strong email engagement rates.

Over the year ended December 31, 2025, we sent approximately 917 million emails which generated approximately 62,700 transactions and $27.4 million in revenue, with a 0.53% click-through rate (the percentage of emails sent that generated a click) and a 29.9% open rate (the percentage of emails sent that are opened by the recipient). We estimate that e-mail generated average order value (“AOV”) exceeded general AOV by approximately $27 per order during this period (with estimated email-generated AOV at $438 and general AOV at $453), and that the conversion rate from clicks to transactions was approximately 1.3%.

Over the year ended December 31, 2024, we sent approximately 836 million emails which generated approximately 64,600 transactions and $26.1 million in revenue, with a 0.59% click-through rate (the percentage of emails sent that generated a click) and a 30.2% open rate (the percentage of emails sent that are opened by the recipient). We estimate that e-mail generated AOV was approximately in line with general AOV during this period (with estimated email-generated AOV at $404 and general AOV at $401), and that the conversion rate from clicks to transactions was approximately 1.39%.

To enhance customer engagement further, we employ a third-party AI service which we have integrated with our eCommerce platform to power additional campaign communications across four areas: operations, revisits, targeted outreach and customer relations. Operationally, we utilize abandoned cart emails, abandoned browse notifications, low inventory alerts and new product arrival updates to retain interest and encourage purchases. For revisit campaigns, we send back-in-stock alerts, price drop notifications and welcome series emails to re-engage customers.

Targeted campaigns include messages to bring back customers who have not purchased within 30 to 120 days, evergreen recommendations for first-time buyers, and AI-driven replenishment suggestions based on buying history and ongoing sales promotions. Customer relations are nurtured through personalized loyalty emails and post-purchase store review requests to maintain long-term connections and drive additional engagement.

This multi-faceted strategy highlights our commitment to leveraging data-driven insights and personalized communication to drive revenue and foster customer loyalty.

Information Technology

IT Systems

We maintain customized IT and unified communication systems that enhance our ability to provide prompt, efficient and expert service to our customers. In addition, these systems enable centralized management of key functions, including purchasing, inventory management, billing and collection of accounts receivable, sales, distribution and financial accounting and reporting. Our systems provide us with thorough and detailed information regarding key aspects of our business. These capabilities help us to continuously enhance productivity, ship customer orders quickly and efficiently, respond appropriately to industry changes and provide high quality customer service. We believe our eCommerce website and software tools, which provide electronic order processing and advanced features, such as order tracking, reporting and asset management, make it easy for customers to transact business with us and ultimately strengthen our customer relationships.

Protection of Proprietary Technology

We regard our software as proprietary and rely primarily on a combination of copyright, trademark and trade secret laws of general applicability, employee confidentiality and invention assignment agreements, distribution and vendor software protection agreements and other intellectual property protection methods to safeguard our technology and software. We have not applied for patents on any of our technology. We also rely upon our efforts to design new software, and upon improvements to existing software, to maintain a competitive position in the industry.

We currently hold United States trademark registrations for the “GrabAGun”, “Shoot Now Pay Later” and “GrabAQuote” names. Our registered trademarks have an indefinite life as long as we continue to use them for the goods and/or services they are registered for, subject to periodically filing with the U.S. Trademark Office certain maintenance documents and paying required maintenance fees. We are not aware of any claims or infringement or other challenges to our rights in these marks. In addition, we own registrations for domain names, including grabagun.com and variations thereof, for certain of our primary trademarks.

Competition

The competition among retailers that sell firearms and ammunition is highly fragmented, intensely competitive and continually evolving. We compete with many retail formats, including traditional brick and mortar sporting goods and specialty gun stores, pawn shops and gun shows, and other online retailers. We seek to attract customers by offering a wide range of products that enable us to address the needs of all customers, from first-time buyers to long-term sportsmen and enthusiasts. We believe our online presence gives us a competitive advantage over our physical store competitors, as it allows us to better serve our customers with wider and deeper product offerings and the ability to shop with us at any time. Additionally, major retailers of outdoor goods have begun to scale back the sale of firearms and ammunition in their stores, insulating us from this potential competition.

FFL holders in our network vary widely in their core business models. Some operate solely to conduct transfers, while others, such as hardware stores or pawn shops, provide FFL services as a complement to unrelated primary businesses. Still other FFL holders in our network are full-scale brick-and-mortar retailers or online firearms retailers that also have physical locations where they offer FFL services, whose core operations may compete more directly with ours. While certain retail-focused FFLs may view our platform as a competitor, we believe that many choose to remain in our network despite these concerns because it provides revenue from background check processing and opportunities to engage with customers within their target demographic. Although some FFLs have exited the network due to competitive considerations, such instances have been rare and, to date, have not had a material adverse impact on the size or performance of our FFL network.

Government Regulations and Compliance

Regulations Relating to Firearms and Ammunition

The manufacture, sale and purchase of firearms and ammunition are subject to extensive federal, state, local and foreign governmental laws. We are subject to the rules and regulations of the ATF and various state and international agencies that control the manufacture, export, import, distribution and sale of firearms, explosives and ammunition. Such regulations may adversely affect demand for our products by imposing limitations that increase the costs or limit the availability of our products.

The various laws and regulations governing the sale and purchase of firearms in the United States include restrictions on sales of firearms to certain individuals, including federal law prohibiting the sale of firearms to convicted felons, individuals adjudicated as mentally ill, and those subject to restraining orders for domestic violence, among others, pursuant to 18 U.S.C. §922(g). Additionally, the Gun Control Act of 1968 sets minimum age requirements, generally prohibiting federally licensed dealers from selling handguns to individuals under 21 and long guns to individuals under 18. These restrictions are enforced by the ATF, and may be further supplemented by additional requirements or restrictions imposed by state and local laws.

The ATF oversees the enforcement of nationwide firearms legislation through very strict regulations. For each sale of a firearm by an FFL holder, the agency requires paperwork recording the transaction to be completed, a background check to be conducted and that records of the transaction be held by the FFL holder for as long as the FFL holder holds the license.

The vast majority of firearms purchased through our eCommerce platform are delivered to our customers’ choice of third-party network FFL holders for pickup. For any firearms delivered for pickup to network FFL holders, the selected FFL holder is responsible for the legal compliance of the transfer of the firearm to the customer, including the execution of the ATF Form 4473 (Firearms Transaction Record) to document the purchase of a firearm from a licensed dealer, as well as the required background checks of the customer.

When a customer purchases firearms on our eCommerce platform for delivery via a third-party network FFL holder, our proprietary regulatory management system verifies that the selected FFL is still active and the operating location of the FFL holder. If an error is detected, the item is placed on hold awaiting remediation by a CSR with the end customer. For example, if the selected FFL for a customer’s order is no longer active, the system will generate an error triggering the CSR remediation process. The CSR will then contact the customer to determine the best course of action — typically, this entails updating the order to select a different FFL holder whose license is verified as still being active. After the order is updated, the order will go back through the full compliance process and must pass all validation steps prior to being shipped.

For items shipped to GrabAGun warehouse facilities an outbound check employee verifies the order barcode and serial number of the firearm. The regulatory management system processes this information and generates a “Pass” or “Fail” designation. Similar to the FFL validation, this integration feeds the ATF-sourced FFL addresses directly to the order and confirms the FFL is active. The address on the FFL is crosschecked against the address on the shipping label produced by the shipping software. At this point, the serial number is checked to make sure that the warehouse associate correctly and completely marked the firearm as disposed to the FFL holder on the order. The order number and barcode are referenced against order data to ensure the physical firearm that was marked disposed by the outbound check employee was the correct firearm the customer bought. The regulatory management system then validates against selection at checkout to make sure the shipper selected the correct FFL holder. The order number is sent via API to the shipping software to obtain and transmit tracking information both to GrabAGun and to the customer.

GrabAGun also holds a Type 1 FFL and a Special Occupational Taxpayer (SOT) License for retail firearm sales. We have a pickup counter location at our offices in Coppell, Texas, where customers can pick up firearms directly from GrabAGun in its capacity as the FFL holder of record. If a customer is picking up a firearm from GrabAGun as the FFL holder of record, GrabAGun is responsible for the legal compliance of the transfer of the firearm to the customer. Our regulatory management system simplifies the management of critical ATF documentation, streamlining workflows, enhancing accuracy and minimizing the risk of non-compliance. The software generates any regulatory forms required in connection with the sale, including the Form 4473, and automatically files and stores all regulatory data. The system also integrates directly with the FBI’s National Instant Criminal Background Check System (NICS) to electronically process the required background checks of the customer.

State and local laws and regulations may place additional restrictions or prohibitions on firearm and ammunition ownership and transfer. These laws and regulations vary significantly from jurisdiction to jurisdiction. Some states or other governmental entities have enacted, and others are considering, laws restricting or prohibiting the ownership, use, sale or importation of certain categories of firearms, ammunition, ammunition feeding devices, or all of these products. For example, certain states have adopted restrictions on the sale of modern sporting rifles, and other states are considering adopting similar laws. Several states require internal or external locking mechanisms for firearms sold in their jurisdictions. Some states mandate, or are considering mandating, certain design features based on perceived safety or other grounds. California maintains a roster of handguns that are certified for sale in the state.

Other Regulations Affecting our Business

We must also comply with various federal, state and local regulations, including regulations relating to consumer products and consumer protection, advertising and marketing, labor and employment, data protection and privacy, intellectual property, the environment and tax. Ensuring our compliance with these various laws and regulations and keeping abreast of changes to the legal and regulatory landscape present in the firearms and ammunition industry may cause us to expend considerable resources.

For more information regarding legal and regulatory risks affecting our business, see “Risk Factors — Legal and Regulatory Risks” in this Annual Report.

Human Capital

As of March 10, 2026, we had a total of 50 employees, 49 of whom were employed on a full-time basis. None of our employees are represented by a union in collective bargaining with us. We believe that our employee relations are good.

Our human capital proposition is centered around a team-oriented work environment that promotes a culture that fosters engagement, hard work, a desire to win and accountability. At our core, we strive to attract, develop and retain employees that want to be a part of a dynamic workforce centered around delivering new products to our passionate user base.

Our compensation and benefits programs provide a package designed to attract, retain and motivate employees. In addition to competitive base salaries and discretionary bonuses, we offer comprehensive benefit options including paid time off, retirement savings plans with company matching funds, medical and prescription drug benefits, dental and vision benefits, life and long-term disability insurance, health savings accounts, flexible spending accounts, and parental leave.

Business Combination and Corporate Structure

The Company was incorporated in Texas on December 30, 2024 and formed for the purpose of consummating the Business Combination (as defined below) with Colombier Acquisition Corp. II, a Cayman Islands exempted company (“Colombier”). Prior to the consummation of the Business Combination, the Company was owned 50% by Colombier and 50% by Metroplex Trading Company LLC (currently known as GrabAGun LLC) (hereinafter referred to as “Metroplex”).

On December 30, 2024, the Company formed Gauge II Merger Sub LLC, a Texas limited liability company (“Company Merger Sub”), as a 100% owned subsidiary of the Company. On February 4, 2025, the Company formed Gauge II Merger Sub Corp., a Cayman Islands exempted company (“Purchaser Merger Sub”), as a 100% owned subsidiary of the Company.

On January 6, 2025, the Company entered into the Business Combination Agreement, dated as of January 6, 2025, by and among the Company, Colombier, Metroplex, Company Merger Sub and, upon subsequent execution of a joinder, Purchaser Merger Sub (the “Merger Agreement”).

On July 15, 2025, we consummated the transactions contemplated by the Merger Agreement (collectively, the “Business Combination”). As part of the Business Combination, (i) Purchaser Merger Sub merged with and into Colombier, with Colombier continuing as the surviving entity, (ii) Company Merger Sub merged with and into Metroplex, with Metroplex continuing as the surviving entity, and (iii) Colombier and Metroplex became wholly owned subsidiaries of the Company, in each case in accordance with the terms and conditions set forth in the Merger Agreement. In connection with the closing of the Business Combination, on July 15, 2025, Colombier changed its name from Colombier Acquisition Corp. II to GAG Surviving Corporation, Inc., and on July 16, 2025, Metroplex changed its name from Metroplex Trading Company LLC to GrabAGun LLC.

On July 16, 2025, our common stock and warrants began trading on the New York Stock Exchange under the ticker symbols “PEW” and “PEWW”, respectively. On October 21, 2025, our common stock also began trading on a new stock exchange, the NYSE Texas. The Company continues to maintain its primary listing on the New York Stock Exchange and our common stock trades with the same “PEW” ticker symbol on both exchanges.

Following the Business Combination, the Company continues to operate its business through Metroplex (as a subsidiary of the Company) and its other direct and indirect subsidiaries.

On October 2, 2025, GrabAGun formed 4880 Alpha LLC, a Texas limited liability company (“4880 Alpha”), as a direct, wholly-owned subsidiary of Metroplex, for the purpose of acquiring and owning certain real estate located at 4880 Alpha Road, Farmers Branch, TX 75244, to be used for the Company’s new headquarters.

On October 15, 2025, the Company formed PEW Logistics, a Texas limited liability company, as a direct, wholly-owned subsidiary of the Company, for the purpose of providing next-generation, white-label direct-to-consumer fulfillment solutions to modernize the firearm supply chain.

Available Information

We maintain a corporate website at https://investors.grabagun.com. Our website’s information is not, and will not be deemed, a part of this Annual Report or incorporated into any other filings we make with the SEC. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Proxy Statements, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are made available, free of charge, on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our corporate governance documents, including our code of business conduct and ethics, are also available on our website. In this Annual Report, we incorporate by reference as identified herein certain information from parts of our proxy statement for our 2026 Annual Meeting of Shareholders, which we will file with the SEC and will be available, free of charge, on our website. Reports of our executive officers, directors, and any other persons required to file securities ownership reports under Section 16(a) of the Exchange Act are also available on our website.

The SEC also maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors

An investment in our securities involves various risks. In addition to other information in this Annual Report and in other filings we make with the SEC, the following risk factors should be carefully considered when considering an investment in the Company. If any of the following risks occur, our business, cash flow, results of operations, financial condition and future business prospects could be materially and adversely affected, and the trading price of our common stock could decline. Additional risks and uncertainties not currently known to us or that we currently deemed immaterial may also materially adversely affect our financial condition, results of operations and cash flow. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and shareholders and investors should not use historical trends to anticipate results or trends in future periods.

Business and Operational Risks

Our business depends on our vendors relationships, the availability of their products and the terms of the agreements governing those relationships, and if we lose those relationships, our product offerings would be limited and less desirable to our customers.

All of the firearms, ammunition and related accessories offered on our eCommerce platform are supplied by wholesale distributors and original manufacturers. Although we have long-established relationships with many of our vendors, we generally do not maintain long-term contracts with them, as is typical in the markets in which we compete, although we may do so from time to time. Instead, purchases from our vendors are generally made by means of standard purchase orders that specify only prices and quantities for the products purchased and payment terms, with no additional material terms or conditions. As of December 31, 2025, GrabAGun does not have any material contracts with any firearms manufacturers or distributors. A reduction in vendors programs or our failure to timely react to changes in vendors programs could have an adverse effect on our business, results of operations or cash flows. In addition, a reduction in the amount or a change in the terms of credit granted to us by our vendors could increase our need for, and the cost of, working capital and could have an adverse effect on our business, results of operations or cash flows.

From time to time, vendors may terminate or limit our ability to sell some or all of their products or change the terms and conditions that apply to our purchases of their products. For example, there is no assurance that, as our vendors continue to sell directly to end users and through distributors and resellers, they will not limit or curtail the availability of their products to eCommerce retailers like us. Any such termination or limitation or the implementation of such changes could have a negative impact on our business, results of operations or cash flows.

We purchase the firearms and ammunition products offered on our website directly from both wholesale distributors and original manufacturers. For the year ended December 31, 2025, we purchased approximately 92% of the products we sold from wholesale distributors and the remaining 8% directly from firearms manufacturers, measured by product cost. Purchases from our largest distributors, Sports South, LLC, Chattanooga Shooting Supplies, LLC and Lipsey’s, represented approximately 30%, 11% and 10%, respectively, of total purchases in 2025 by product cost. In addition, sales of products manufactured by Sturm, Ruger & Co., Smith & Wesson Brands, Springfield Armory, and Sig Sauer, whether purchased directly from these manufacturers or from a wholesale distributor, represented approximately 10%, 8%, 7% and 5%, respectively, of our 2025 sales. The loss of, or change in business relationships with, any of these or any other key vendors, or the diminished availability of their products, including due to backlogs for their products, could reduce the supply and impact the cost of products we sell and negatively impact our competitive position.

Further, the sale, spin-off or combination of any of our key vendors and/or certain of their business units, including any such sale to or combination with a vendor with whom we do not currently have a commercial relationship or whose products we do not sell, or our inability to develop relationships with new and emerging vendors and vendors that we have not historically represented in the marketplace, could have an adverse impact on our business, results of operations or cash flows.

Our sales are dependent on continued innovations in the firearms and ammunition offerings by our vendors, the competitiveness of their offerings and our ability to develop relationships with new and emerging firearms and ammunition makers.

The firearms and ammunition industry is characterized by rapid innovation and the frequent introduction of new and enhanced firearms, ammunition and related accessories, as well as non-firearm products that appeal to outdoor enthusiasts. We have been and will continue to be dependent on innovations in these products, as well as the acceptance of those innovations by customers. Also, customers may delay spending while they evaluate new firearms-related products. A decrease in the rate of innovation, a lack of acceptance of innovations by our customers or delays in spending by our customers could have an adverse effect on our business, results of operations or cash flows.

In addition, if we are unable to anticipate and expand our capabilities to keep pace with changes in new firearms, ammunition and related accessories, for example by providing the appropriate training to our sales personnel to enable them to effectively sell and deliver such new offerings to customers, our business, results of operations or cash flows could be adversely affected.

We may be unable to offer firearms products from certain vendors that sell exclusively through authorized dealers. We may also be limited from selling certain vendors’ products to the extent our vendors do not carry their products or are restricted from selling their products to us because the vendors’ policies do not permit sales of their products to eCommerce retailers like us. Because of this, we are dependent upon our vendors for the development and marketing of firearms, ammunition and related accessories to compete effectively with the firearms, ammunition and related accessories of vendors whose products we do not currently offer or that we are unable to offer on our eCommerce platform. To the extent that a vendor’s offering that is in high demand is not available to us for resale on our platform, and there is not a competitive offering from another vendor that is available to us, or if we are unable to develop relationships with new vendors that we have not historically worked with, our business, results of operations or cash flows could be adversely impacted.

We sell products that create exposure to potential product liability, warranty liability or personal injury claims and litigation.

The products sold on our eCommerce platform are used in activities and situations that may involve risk of personal injury and death. Any improper or illegal use by customers of firearms or ammunition sold on our eCommerce platform could potentially expose us to product liability, warranty liability and personal injury claims and litigation relating to the use or misuse of products sold on our website, including allegations of a failure to warn of dangers inherent in the product or activities associated with the product, negligence and strict liability. If successful, any such claims could have a material adverse effect on our reputation, business, results of operations, cash flow and financial condition. Defects in products sold on our platform may also result in a loss of sales, recall expenses, delay in market acceptance, damage to our reputation and increased warranty costs, which could have a material adverse effect on our business, results of operations, cash flows and financial condition. Although we maintain product liability insurance in amounts that we believe are reasonable, we may not be able to maintain such insurance on acceptable terms, if at all, in the future, and product liability claims may exceed the amount of insurance coverage or may not be covered by our insurance policies. In addition, our reputation may be adversely affected by such claims, whether or not successful, including potential negative publicity about our products. If successful, any such claims could have a material adverse effect on our reputation, business, results of operations, cash flows and financial condition.

We may also incur losses due to lawsuits, including potential class action suits, relating to our policies on the sale of firearms and ammunition, our performance of background checks on firearms and ammunition purchases and compliance with other sales laws and regulations as mandated by federal, state and local laws, including lawsuits by municipalities or other organizations attempting to recover costs from retailers of firearms and ammunition. If successful, any such lawsuits could have a material adverse effect on our reputation, business, results of operations, cash flows and financial condition.

Gun violence prevention and legislative advocacy organizations that oppose sales of firearms and ammunition could inhibit sales of our products.

Gun violence prevention and legislative advocacy organizations have in the past opposed sales of “assault-style” weapons and high-capacity ammunition by pressing for legislation in these areas and by engaging in public demonstrations and media campaigns. There can be no assurance that such organizations will not target us and the sale of our products, which could possibly require us to significantly change or discontinue a particular product line. In addition, certain major retailers have begun to scale back the sale of firearms and ammunition in their stores, reflecting how the pressure on retailers by these gun control organizations has impacted the industry. Should gun violence prevention and legislative advocacy organizations be success if getting local, state or Federal legislative bodies to enact such legislation, or conduct public demonstrations or media campaigns against the Company, it could have a material adverse effect on our reputation, business, results of operations, cash flows and financial condition.

Negative publicity or broader changes in public perceptions about the firearms industry as a whole could affect the willingness of financial institutions and other service providers, including banks, third party payment processors, insurance providers and others, to continue doing business with GrabAGun, which could negatively impact our ability to carry out our business and operations and adversely affect our results of operations, cash flow and financial condition.

GrabAGun utilizes the services of financial institutions and other service providers, including banks, third party payment processors and insurance carriers in carrying out its business and operations. Negative publicity or broader changes in public perceptions about the firearms industry as a whole could adversely affect the extent to which these service providers are willing to continue providing companies in the firearms industry, including GrabAGun, with services and product offerings which are important to the way we operate our business today or that may be required for us to continue operating in the future, such as banking services and debt financing, payments processing, insurance coverage and other services.

Our business operating functions including payroll for our employees and other expenses and transactions are reliant on traditional banking services and if we lose access to these services or fail to secure replacement services in the future, we could experience difficulty and incur increased costs in the administration of our business, which may adversely affect our reputation or results of operations, cash flows or financial condition. We may need to raise additional funds in the future, and if our ability to obtain debt financing from banks or other financial institutions is limited, we may be required to seek financing on less favorable terms, which could adversely impact our results of operations, cash flows and financial condition. Additionally, if as a result of being unable to obtain third party payment processing services, we fail to timely process or fulfill customer orders or experience material delays or payments-related service outages, our reputation would decline and our revenues and results of operations, cash flows and financial condition would suffer. Similarly, if we are unable to maintain adequate insurance coverage, GrabAGun could suffer losses for which we have no recourse or ability to recover, which could impair our ability to continue operating or could cause us to need to change or limit our operations, potentially materially.

Substantial competition could reduce our market share and significantly harm our financial performance.

We compete with many retail formats, including traditional brick and mortar sporting goods and specialty gun stores, pawn shops and gun shows, and other online retailers, who sell directly to customers. We expect the competitive landscape to continue to evolve as new firearm and ammunition products and business models emerge. Our continued competitiveness depends upon our ability to anticipate and evolve at pace and scale with new firearms and ammunition products and technologies through strategic and timely investments in innovation, expansion of offerings and the capabilities necessary to implement them.

While innovation can help our business as it creates new offerings for us to sell, it can also disrupt our business model and create new and stronger competitors. For instance, some of our firearms and ammunition vendors sell, and could intensify their efforts to sell, their products online directly to our customers. Moreover, traditional firearms and ammunition manufacturers have increased their omni-channel capabilities through mergers and acquisitions with retailers, which could potentially increase competition in the market to provide products to customers. If we are unable to effectively respond to the evolving competitive landscape or respond in a manner that is less effective than that of our competitors, our business, results of operations, cash flows or financial condition could be adversely impacted.

We focus on providing high quality customer service to gain new customers and retain existing customers. To the extent we face increased competition to gain and retain customers, we may be required to reduce prices, increase advertising expenditures or take other actions which could adversely affect our business, results of operations, cash flows or financial condition. Additionally, some of our competitors may reduce their prices in an attempt to stimulate sales, which may require us to reduce prices. This would require us to sell a greater number of products to achieve the same level of net sales and gross profit. If such a reduction in prices occurs and we are unable to attract new customers and sell increased quantities of products, our sales growth and profitability could be adversely affected.

If we are unable to maintain and expand our network of Federal Firearms License (“FFL”) holders, whether as a result of competition or other factors, our business and financial results could be adversely affected.

Our business model relies on a network of active FFL holders to facilitate the final transfer of firearms to our customers, and the breadth and reliability of this network is a critical component of our value proposition.

FFL holders in our network vary widely in their core business models. Some operate solely to conduct transfers, while others, such as hardware stores or pawn shops, provide FFL services as a complement to unrelated primary businesses. Still other FFL holders in our network are full-scale brick-and-mortar retailers or online firearms retailers that also have physical locations where they offer FFL services, whose core operations may compete more directly with ours. While certain retail-focused FFLs may view our platform as a competitor, we believe that many choose to remain in our network despite these concerns because it provides revenue from background check processing and opportunities to engage with customers within their target demographic. Although some FFLs have exited the network due to competitive considerations or regulatory reasons, however, to date, such exists have not had a material adverse impact on the performance of our FFL network. However, a significant reduction in the number of active, participating FFL holders, whether due to dissatisfaction with our pricing model, increased competition, or other factors, could materially disrupt our operations, diminish the convenience and geographic reach of our platform, and adversely impact our revenue. We also face competitive risks from other eCommerce firearm retailers with their own FFL networks. We do not currently pay fees or other incentives to FFL holders. Should a competing platform offer incentives to FFL holders, we could be forced to offer similar incentives, thereby increasing our costs, or risk losing FFL participation, either of which could adversely affect our business, results of operations, cash flows or financial condition.

GrabAGun’s growth to date may not be sustainable or indicative of future performance.

Our growth has placed, and is expected to continue to place, significant demands on our management, financial, operational, technological and other resources. The growth and expansion of our business depend on a number of factors, including our ability to:

•
increase awareness of our brand and successfully compete with other companies that compete against us;

•
continue to innovate and introduce new product offerings;
•
maintain and improve our website;
•
identify and maintain key manufacturer and wholesale distributor relationships; and
•
expand the number of consumers using our website.

The growth and expansion of our business will place significant demands on our management, technology and operations teams and require significant additional resources, financial, staffing and otherwise, to meet our needs, which may not be available in a cost-effective manner, or at all. We expect to expend substantial resources on:

•
sales and marketing efforts;
•
development and/or acquisition, distribution, marketing and sales efforts;
•
website maintenance; and
•
general administration, including increased finance, legal, compliance and accounting expenses associated with being a public company.

Our investments may not result in the growth of our business. Even if these investments do result in the growth of our business, if we do not effectively manage our growth, we may not be able to successfully execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy the expectations of consumers or maintain high-quality product offerings, any of which could adversely affect our business, results of operations, cash flows, financial condition and prospects. You should not rely on our historical rate of growth as an indication of our future performance or the rate of growth we may experience going forward or with respect to any new products we may introduce.

In addition, to support continued growth, we must effectively integrate, develop and motivate existing and new employees while maintaining our corporate culture. We face significant competition for personnel. To attract top talent, we will need to offer competitive compensation and benefits packages. In addition, we may face challenges in attracting employees whose values align with our own. The risks associated with a rapidly growing workforce may be particularly acute as we expand into new markets and require additional operational and legal compliance infrastructure to manage employees. Additionally, we may not be able to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs or successfully integrate new hires, our efficiency, ability to meet forecasts and employee morale, productivity and retention could suffer, which could have an adverse effect on our business, results of operations, cash flows, financial conditions, and prospects.

We will also be required to manage numerous relationships with various businesses, suppliers and vendors, service providers and other third parties. Further growth of our operations, information technology systems or internal controls and procedures may not be adequate to support our operations. If we are unable to manage the growth of our organization effectively, our business, results of operations, cash flows, financial condition and prospects may be materially adversely affected.

We are exposed to inventory risks, which could result in our products becoming obsolete or no longer in demand.

We are exposed to inventory risks as a result of evolving customer tastes, rapid industry standards and other changes that affect the market and pricing for the products we sell. In addition to drop-ship arrangements with many of our manufacturers and wholesale distributors, we seek to minimize our inventory exposure through a variety of inventory management procedures and policies supported by our proprietary AI inventory analysis, as well as vendor price protection and product return programs. However, if we were unable to maintain our inventory management model, if there were unforeseen product developments that created more rapid obsolescence or if our vendors were to change their terms and conditions, our inventory risks could increase. Also, from time to time, we take advantage of cost savings associated with certain opportunistic bulk inventory purchases offered by our vendors or we may decide to carry high inventory levels of certain products that have limited or no return privileges due to customer demand or request or to manage supply chain interruptions. If we purchase inventory in anticipation of customer demand that does not materialize, or if customers reduce, delay or decommit from orders, and if we were unable to return the inventory to a vendors, we would be exposed to an increased risk of inventory obsolescence, which could have a material adverse effect on our business, results of operations, cash flows or financial condition.

We may in the future make selective acquisitions and such acquisitions could disrupt our operations and may have an adverse effect on our financial results.

We may in the future pursue transactions, including selective strategic acquisitions, in an effort to extend or complement our existing business. These types of transactions involve numerous business risks, including finding suitable transaction partners and negotiating terms that are acceptable to us, the diversion of management’s attention from other business priorities, extending our product offerings into areas in which we have limited experience, entering into new geographic markets, an acquisition target’s differing or inadequate cybersecurity and data protection controls, the potential loss of key employees or business relationships and successfully integrating acquired businesses. There can be no assurance that the intended benefits of our acquisitions will be realized, or that those benefits will offset these numerous risks or other unforeseen factors, any of which could adversely affect our business, results of operations, cash flows or financial condition.

In addition, our financial results could be adversely affected by financial adjustments required by U.S. generally accepted accounting principles (“GAAP”) in connection with these types of transactions where significant goodwill or intangible assets are recorded. To the extent the value of goodwill or identifiable intangible assets becomes impaired, we may be required to incur material charges relating to the impairment of those assets.

The success of our business depends on the continuing development, maintenance and operation of our information technology systems.

Our success is dependent on the accuracy, proper utilization and continuing operation, maintenance and development of our information technology systems, including our business systems, such as our sales, customer management, financial and accounting, marketing, purchasing, warehouse management, eCommerce and mobile systems, regulatory management system, as well as our operational platform, including voice and data networks and power systems. The quality and our utilization of the information generated by our information technology systems, and our success in implementing new systems and upgrades, could adversely affect, among other things, our ability to:

•
conduct business with our customers, including delivering products to them;
•
effectuate comprehensive and reliable data collection, maintenance and governance;
•
manage our inventory, accounts receivable and accounts payable;
•
support planned growth in our product offerings and continued evolution of the business;
•
purchase, sell, ship and invoice our firearms and ammunition products efficiently and on a timely basis; and
•
maintain our cost-efficient operating model while scaling our business.

Our information technology systems are inherently exposed to varied technological threats beyond our control. While we have taken steps to protect our information technology systems from a variety of threats, both internal and external, and from human error, there can be no guarantee that those steps will be effective. Further, although we have redundant systems at a separate location to back up our primary systems, there can be no assurance that these redundant systems will operate properly if and when required. Moreover, software vulnerabilities within the third-party information technology systems we use are discovered and reported on nearly a daily basis. When made public or otherwise known to us, we attempt to remediate or mitigate these vulnerabilities following guidance provided by the software vendor, and/or appropriate authorities, and before the vulnerability is successfully used in a cyberattack against our systems. If and when cyberattacks target and successfully exploit these vulnerabilities, we take steps designed to contain and limit the impact on our business. Any disruption to or infiltration of our information technology systems could significantly harm our reputation, business, results of operations, cash flows and financial condition due to failure to comply with customer, vendor, legal or regulatory obligations.

We maintain and periodically upgrade many of our information technology systems, some of which are complex, costly and time-consuming. If our information technology systems are not properly maintained or enhanced, the attention of our coworkers could be diverted and our ability to provide the level of service our customers demand could be constrained for some time. Further, new information technology systems and updates to existing information technology systems may not properly integrate with other information technology systems. Also, once implemented, the new information technology systems, updates to existing information technology systems and related technology may not provide the intended efficiencies or anticipated benefits, or could be defective or improperly installed, and could add costs, complications and disruptions to our ongoing operations.

As part of our growth strategy, we may acquire new companies, businesses or eCommerce sites with cybersecurity and data protection systems. These systems may not conform with our standards. It may require significant time and expense to upgrade and integrate such systems and controls, and if we are unable to do so in a timely manner, or at all, failures or breaches of such systems could harm our reputation, business and results of operations due to failure to comply with customer, vendor, legal or regulatory obligations.

Breaches of data security and the failure to protect our information technology systems from cybersecurity threats could adversely impact our business.

Our business involves the storage and transmission of proprietary information and sensitive or confidential data, including personal information of employees, customers, vendor and others, which we must do in compliance with applicable law. In connection with our business, some of our employees have access to our customers’ confidential data and other information. Additionally, third parties, such as data center colocation and hosted solution partners, provide services to us and also provide services as a component of our delivery of products to customers. These third parties or others that are a part of our supply chain could also be a source of security risk in the event of a failure to protect their own products, security systems and infrastructure and we may not be able to control the manner in which these third parties respond to any security breach. We have privacy and data security policies, practices and controls in place that are designed to prevent security breaches; however, as newer technologies evolve, as more business is conducted over the internet and remotely, as we acquire business operations from targets with differing or inadequate cybersecurity and data protection controls and as the third parties we exchange confidential information with expands, we are increasingly likely to be exposed to risks from breaches in security, including those arising from human error, negligence or mismanagement or from illegal or fraudulent acts, such as cyberattacks.

We, and some third parties upon which we rely, regularly experience malicious attacks and other attempts to gain unauthorized access to our systems, and attacks against us by state-sponsored organizations and nation-states may increase during periods of intense diplomatic or armed conflicts. Further, security breaches may go undetected and persist in our environments for extended periods. Although we have not experienced a material security breach to date, the evolving and escalating nature of cybersecurity threats, in light of new and sophisticated methods used by criminals and cyberterrorists, state-sponsored organizations and nation-states, including computer viruses, malware, ransomware, phishing, misrepresentation, AI-powered social engineering, deepfake-based impersonation, spoofing and forgery, make it increasingly challenging to anticipate, detect and defend against these threats. We and our third-party partners have implemented various security controls to meet compliance and privacy requirements while defending against these evolving security threats. However, breaches in security could expose us, our supply chain, our customers or other individuals to significant disruptions and a risk of public disclosure, loss or misuse of confidential data.

Security breaches could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information (including those under the California Privacy Rights Act), significant remediation costs as well as the loss of vendors and existing or potential customers and, ultimately, damage to our brand and reputation and adversely impact our business. While we maintain insurance coverages that are intended to address certain aspects of data security, such insurance may be insufficient to cover all losses or all types of claims that may arise and may not continue to be available to us on economically reasonable terms or at all. Moreover, media or other reports of perceived vulnerabilities in our network security or perceived lack of security within our environment, even if inaccurate, could materially adversely impact our reputation and business. The cost and operational consequences of implementing further data protection measures could also be material. Such breaches, costs and consequences could adversely affect our business, results of operations, cash flows or financial condition.

Issues relating to the use or capabilities of AI, including social and ethical issues, in our eCommerce platform or offerings may result in reputational harm and liability and increased costs.

Social and ethical issues relating to the use of new and evolving technologies such as AI in our eCommerce platform, which we use to sell firearms and ammunition, may result in reputational harm and liability. We currently utilize AI to enhance pricing and inventory management, product listings, marketing campaigns and customer service. We do not manufacture products but we sell firearms, ammunitions and related accessories manufactured by third parties some or all of which may, in the future, incorporate AI technologies to, among other things, assist with target identification, tracking and decision-making, and, as with many innovations, AI presents risks and challenges that could affect the operation, efficacy and safety of firearms products, their adoption, and therefore our business. We also depend on other third parties, such as vendors, distributors and dealers as part of the life cycle from purchase to delivery of our product offerings; these third parties too may currently or in the future incorporate AI technologies into aspects of their respective businesses. If we or the third-party manufacturers or other businesses with whom we partner use, enable or offer products or services that draw controversy due to the perceived or actual impact of the use of AI as part of or in connection with such products, offerings or businesses or on society generally, we may experience brand or reputational harm, competitive harm or legal liability. Increased focus and potential government regulation in the space of AI ethics may also increase the burden and cost of research and product development in this area, subjecting us to brand or reputational harm, competitive harm or legal liability. Failure to address AI ethics issues by us or others in our industry could undermine public confidence in AI and slow adoption of AI in our products. These risks related to the implementation and use of AI, by us and other third parties with whom we do business, could have a material adverse effect on our business, results of operations, cash flows or financial condition.

Additionally, the development, adoption and use for AI is still in its early stages, and ineffective or inadequate AI development or deployment practices by us or our manufacturer and vendors could result in unintended consequences. AI technologies are complex and rapidly evolving, and we face significant competition in the market and from other companies regarding such technologies.

Real or perceived errors, failures or bugs in GrabAGun’s website could materially and adversely affect its operating results and growth prospects.

The software underlying our website is highly technical and complex. Our software has previously contained, and may now or in the future contain, undetected errors, bugs or vulnerabilities. In addition, errors, failures and bugs may be contained in open source software utilized in building and operating our products or may result from errors in the deployment or configuration of open source software. Some errors in our software may only be discovered after the software has been deployed or may never be generally known. Any errors, bugs or vulnerabilities discovered in our software after it has been deployed, or never generally discovered, could result in interruptions in website availability, product malfunctioning or data breaches, and thereby result in damage to our reputation, adverse effects upon consumers, loss of consumers and relationships with third parties, including social media networks, loss of revenue or liability for damages. In some instances, we may not be able to identify the cause or causes of these problems or risks within an acceptable period of time. Any such perceived errors or failures in our website could have a material adverse effect on our business, results of operations, cash flows or financial condition.

GrabAGun’s business depends on continued and unimpeded access to its website on the internet, which in turn relies on third-party telecommunications and internet service providers (“ISPs”). If GrabAGun or those who engage with its content experience disruptions in such internet service for any reason, such as the failure of ISPs to provide reliable services, or if ISPs are able to block, degrade or charge for access to GrabAGun’s website, we could incur additional expenses and the loss of traffic.

Products sold through our website depend on the ability of consumers to access our website via the internet. Currently, GrabAGun relies on services from third-party telecommunications providers in order to provide services to its customers. In addition, GrabAGun depends on its ISPs to provide uninterrupted and error-free service through their networks. GrabAGun exercises little control over these third-party providers, which increases its vulnerability to problems with the services they provide. Further, telecommunications and ISPs have significant market power in the broadband and internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies and government-owned service providers.

Moreover, when internet problems occur, it may be difficult to identify the source of the problem and confirm whether it is due to the acts and omissions of our service providers or another cause. Service disruption or outages, whether caused by GrabAGun’s service, the products or services of GrabAGun’s third-party service providers, or customers’ equipment and systems, may result in loss of market acceptance of its website and any necessary repairs or other remedial actions may force it to incur significant costs and expenses.

Additionally, laws or regulations that adversely affect the growth, popularity or use of the internet, including changes to laws or regulations impacting internet neutrality, could decrease the demand for our products or offerings, increase our operating costs, require us to alter the manner in which we conduct our business and/or otherwise materially adversely affect our business. We could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business. For example, paid prioritization could enable ISPs to impose higher fees and otherwise adversely impact our business. Internationally, government regulation concerning the internet, and in particular, network neutrality, may be developing or may not exist at all. Within such an environment, without network neutrality regulations, we could experience discriminatory or anti-competitive practices that could impede both our growth, increase our costs or materially adversely affect our business, results of operations, cash flows or financial condition.

Changes in tax rates, changes in tax treatment of companies engaged in e-commerce, or the adoption of new tax legislation may adversely impact GrabAGun’s financial results.

Due to shifting economic and political conditions in both the United States or elsewhere, tax policies, laws, or rates may be subject to significant changes in ways that impair GrabAGun’s financial results. Various jurisdictions have enacted or are considering digital services taxes, which could lead to inconsistent and potentially overlapping tax regimes. In the United States, the rules dealing with federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the United States Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely impact us. In recent years, many such changes have been made and changes are likely to continue to occur in the future. It cannot be predicted whether, when, in what form, or with what effective dates, new tax laws may be enacted, or regulations and rulings may be promulgated or issued under existing or new tax laws, which could result in an increase in our tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law or in the interpretation thereof which could have a material adverse effect on our business, results of operations, cash flows or financial condition.

If we lose any of our executive officers or key personnel, are unable to attract and retain the talent required for our business, our labor costs significantly increase or our approach to workforce management is ineffective, our business could be disrupted, and our financial performance could suffer.

Our success is heavily dependent on our ability to attract, develop, engage and retain key personnel to manage and grow our business, including our key executive, management, sales and technical employees. Our future success will depend to a significant extent on the efforts of Marc Nemati, our Chief Executive Officer, as well as the continued service and support of our other executive officers, Matthew Vittitow, Chief Operating Officer, and Justin C. Hilty, Chief Financial Officer. Each of them has substantial knowledge regarding our online firearms and ammunition technology and business contacts that would be difficult to replace. The loss of the services of such individuals if they were to become unavailable to us could have a material adverse effect on our business and prospects.

Our future success also will depend on our ability to retain and motivate our employees, who have been given critical company knowledge regarding, and the opportunity to develop strong relationships with, many of our manufacturers and vendors. In addition, as we seek to expand our offerings of firearms, ammunition and related accessories, our success will even more heavily depend on attracting and retaining highly skilled technical employees, for whom the market is extremely competitive.

In order to attract, retain and motivate key personnel in a competitive marketplace, it is important to provide a competitive compensation package. If our compensation package is not viewed as being competitive, our ability to attract, retain and motivate key personnel could be adversely affected. Additionally, as minimum wage rates increase or related laws and regulations change, we have and may need to continue to increase not only the wage rates of our minimum wage employees, but also the wages paid to our other hourly or salaried employees.

A sustained labor shortage or increased turnover rates within our employee base could lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees, and could adversely affect our business, results of operations or cash flows. Additionally, if we fail to effectively manage our workforce, we may need to terminate or reposition employees within our company to eliminate an abundance of or to reconfigure resources, which could damage our employee relations and our ability to attract and retain key personnel.

If we are unable to attract, develop, engage and retain key personnel, or if our approach to workforce management is ineffective, our relationships with our vendors and customers and our ability to expand our offerings of firearms, ammunition and related accessories could be adversely affected. Moreover, if we are unable to continue to train our sales, product and technical personnel effectively to meet the rapidly changing needs of our customers, the overall quality and efficiency of such personnel could decrease. Such consequences could have a material adverse effect on our business, results of operations or cash flows.

Negative publicity or media coverage about GrabAGun or persons or businesses associated with GrabAGun could adversely affect GrabAGun’s reputation and its business, results of operations and future growth prospects.

Negative publicity or other changes in public perceptions about our company, including our firearms product offerings, mission and ideologies, sales practices, personnel or customer service, or regarding others who publicly support (or, conversely, object to) our business, could adversely affect the growth of our business, our reputation or demand for our products, and diminish confidence in and the use of firearms products sold through our website. Such negative publicity could also adversely affect our business and financial results. In addition, any negative publicity could adversely affect the willingness of our manufacturer and vendors, distributors, service providers and others to do business with us. Because of our industry and the growing use of social and digital media by consumers and third parties generally to disseminate and share information increases the speed and extent to which information, misinformation and opinions can be shared, negative publicity or other information affecting public perception of GrabAGun, its brands or products on social or digital or other media could adversely affect, potentially swiftly and materially, our business, results operations, cash flows and financial condition.

GrabAGun’s success depends in part on our ability to reach potential customers through channels other than traditional advertising methods, which we may do with the aid of certain highly influential individuals. We may also involve other persons in our outreach efforts, such as brand ambassadors, influencers, content creators and others, and we also expect to benefit, going forward, from strong earned media. Any adverse publicity relating to consultants, brand ambassadors, influencers, content-creators or other persons with whom we may collaborate for user outreach purposes, or the loss of their services, could adversely affect GrabAGun’s success.

We operate in a highly regulated industry and firearms retailers experience certain restrictions related to advertising and marketing that require us to reach prospective customers through other channels. To enhance our ability to reach potential customers and build valuable earned media, we employ a variety of outreach strategies, which includes partnering with influential individuals. Going forward, we expect to expand our efforts to attract and retain new customers, including with the aid of our brand ambassadors, social media influencers and others. Our success depends in part on the efficacy of the outreach strategies we employ or may pursue in the future and the extent to which these efforts result in overall improvements in earned media and increased awareness of our business. The reputation and popularity of our consultants, ambassadors, influencers or other persons that create or post shareable content about GrabAGun may impact significantly the extent to which we are able to build strong earned media and attract new users to our business. Our outreach strategies may be negatively impacted by a number of factors, including the reputation and popularity of our consultants, ambassadors or influencers and the content about GrabAGun that we or they create and post. Negative publicity relating to a consultant, ambassador, influencer or content creator could adversely impact our business operations, revenues and results of operations as well as our ability to maintain positive earned media and attract and retain customers. Additionally, a decline in the number of influential individuals, ambassadors, influencers and content creators involved with GrabAGun, or in their popularity, could adversely impact our success. We believe that maintaining and enhancing valuable earned media is important to GrabAGun’s business, financial condition and results of operations, particularly given our eCommerce focus. If we fail to maintain and enhance positive earned media and effective outreach programs, or if excessive expenses are incurred in an effort to do so, our business, results of operations, cash flow and financial condition could be materially and adversely effected.

A natural disaster or other adverse occurrence at our warehouse and fulfillment facility or a third-party provider location could damage our business.

If the warehouse and fulfillment operations were to be seriously damaged or disrupted by a natural disaster, which may increase in number or severity as a result of adverse weather conditions or other adverse occurrences, including disruption related to political or social unrest, we could utilize another facility or third-party distributors to ship products to firearm and ammunition dealers and our customers. However, this may not be sufficient to avoid interruptions in our business and may not enable us to meet all of the needs of our customers and would cause us to incur incremental operating costs. In addition, we operate facilities which may contain both business-critical data and confidential information of our customers and third parties, such as data center colocation, managed services sites and hosted solution partners, and third parties provide services as a component of our delivery of products to customers. A natural disaster or other adverse occurrence at any of our major data storage locations, managed services sites or third-party provider locations could negatively impact our business, results of operations or cash flows.

Increases in the cost of commercial delivery services or disruptions of those services could materially adversely impact our business.

We generally ship firearms products to firearms and ammunition dealers (or, with respect to most accessories and other eligible products, to our customers), by FedEx, United Parcel Service and other commercial delivery services and invoice customers for delivery charges. If we are unable to pass on to our customers future increases in the cost of commercial delivery services (including those that may result from an increase in fuel or personnel costs or a need to use higher cost delivery channels during periods of increased demand), our profitability could be adversely affected. Additionally, strikes, inclement weather, natural disasters or other service interruptions by such shippers or periods of increased demand for delivery services could materially and adversely affect our ability to deliver or receive products on a timely basis which could have a material adverse effect on our business, results of operations, cash flows and financial performance.

GrabAGun’s ability to implement our business plan successfully depends in part on our ability to further build brand recognition using our trademarks, service marks, proprietary products, trade secrets and other intellectual property, including our name and logos.

We rely on U.S. trademark, copyright and trade secret laws, as well as license agreements, nondisclosure agreements, and confidentiality and other contractual provisions to protect our intellectual property. The success of our business depends on our continued ability to use our existing trademarks, trade names, and service marks to increase brand awareness and further develop our brand as we expand into new markets. We have registered and applied to register trademarks and service marks in the United States. We may not be able to adequately protect our trademarks and service marks, and our competitors and others may successfully challenge the validity or enforceability of our trademarks and service marks and other intellectual property. There can also be no assurance that pending or future U.S. trademark applications will be approved in a timely manner or at all, or that such registrations will effectively protect our brand names and trademarks which could have a material adverse effect on our business, results of operations, cash flows and financial performance.

GrabAGun’s issuance of additional capital stock in connection with financings, acquisitions, investments, our incentive plan, or otherwise, will dilute all other shareholders.

We expect to issue additional capital stock in the future that will result in dilution to all other shareholders. We expect to grant equity-based awards to our executive officers, employees, directors and consultants under our incentive plan. We may also raise capital through equity financing in the future. As part of our business strategy, we may acquire businesses or technologies and issue equity securities to pay for any such acquisition. Any such issuances of additional capital stock may cause shareholders to experience significant dilution in their percentage of our company ownership and cause the per share value of our common stock to decline.

GrabAGun may require additional funding to finance its operations, but adequate additional financing may not be available when it needs it, on acceptable terms, or at all.

In the future, we could be required to raise capital through public or private financing or other arrangements. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. In addition, inflation rates in the United States have been higher than in previous years, which may result in higher costs of capital and constrained credit and liquidity. The Federal Reserve has raised, and may again raise, interest rates in response to concerns over inflation risk. Increases in interest rates could impact our ability to access the capital markets. We may sell equity securities or debt securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, our current investors may be materially diluted. Any debt financing, if available, may involve restrictive covenants and could reduce our operational flexibility or achieve profitability. If we cannot raise funds on acceptable terms, we may not be able to grow our business or respond to competitive pressures and consumer demand.

Further, if we engage in debt financing, the holders of debt would have priority over the holders of our common stock, and we may be required to accept terms that restrict our ability to incur additional indebtedness. We may also be required to take other actions that would otherwise be in the interests of the debt holders and force us to maintain specified liquidity or other ratios, any of which could harm our business, results of operations and financial condition. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

•
enhance our product offerings;
•
expand our sales and marketing efforts;
•
acquire businesses and technologies;
•
hire, train and retain employees; or
•
respond to competitive pressures or unanticipated working capital requirements.

Our failure to have sufficient capital to do any of these things could harm our business operations, financial condition and results of operations.

There can be no assurance that we will not need to raise additional financing, and such additional financing may be required more quickly than we anticipate and any required additional financing may not be available to us on acceptable terms, or at all.

Seasonality and weather conditions may cause our operating results to vary from quarter to quarter.

Because many of our products are used for seasonal outdoor sporting activities, our operating results may be significantly impacted by unseasonable weather conditions. Accordingly, our operating results could suffer when weather patterns do not conform to seasonal norms.

Shipments of ammunition for hunting are highest during the months of June through September to meet consumer demand for the fall hunting season and holidays. The seasonality of our sales may change in the future. Seasonal variations in our operating results may reduce our cash on hand, increase our inventory levels and extend our accounts receivable collection periods. This in turn may cause us to increase our debt levels and interest expense to fund our working capital requirements.

Our future operating results may fluctuate significantly, which may result in volatility in the market price of our stock and could impact on our ability to operate our business effectively.

We may experience significant variations in our future results of operations. These fluctuations may cause the market price of our common stock to be volatile and may result from many factors, including the state of the firearms and ammunition industry in general, shifts in demand and pricing for firearms and ammunition, the introduction of new products or upgrades. Further, if our customers are adversely affected by national or regional economic conditions such as cost inflation or rising interest rates, they may delay or reduce purchases from us, which could adversely affect our results of operations.

Our operating results are also highly dependent on gross profit. Our gross profit fluctuates due to numerous factors, some of which may be outside of our control, including general macroeconomic conditions including inflation; pricing pressures; changes in product costs from our vendors and wholesale distributors; the availability of price protection, purchase discounts and incentive programs from our vendors and wholesale distributors; changes in product, order size and customer mix; the risk of some items in our inventory becoming obsolete; increases in product and delivery costs that we cannot pass on to customers; and general market and competitive conditions.

In addition, our cost structure is based, in part, on anticipated sales and gross margins. Therefore, we may not be able to adjust our cost structure quickly enough to compensate for any unexpected sales or gross margin shortfall, and any such inability could have an adverse effect on our business, results of operations or cash flows.

Macroeconomic and Industry Risks

National and regional economic, social and political conditions may have an adverse impact on our business.

Sales of firearms and ammunition are influenced by a variety of economic, social and political factors, which may result in volatile sales. Political events and controversies, trade and other international disputes, war, riots, terrorism, natural disasters, public health issues, industrial accidents and other business interruptions can harm or disrupt national and regional commerce and the economy and could have a material adverse effect on our company and customers, suppliers, manufacturers, distributors and other channel partners. Concerns about presidential, congressional, and state elections and legislature and policy shifts resulting from those elections can adversely affect the demand for our products. In addition, uncertainty surrounding the control of firearms, firearm products, and ammunition at the federal, state, and local level and heightened fears of terrorism and crime can adversely affect consumer demand for our products. Often, such concerns result in an increase in near-term consumer demand and subsequent softening of demand when such concerns subside.

Weak or unstable economic conditions generally, inflation and actions taken to counter inflation, sustained uncertainty about global political conditions, periods of intense diplomatic or armed conflict, government spending cuts and the impact of new government policies (including the introduction of new or increased taxes, the imposition of minimum taxes or new or increased limitations on deductions, credits or other tax benefits), or a tightening of credit markets, including as a result of rising interest rates or bank failures, could cause our customers and prospective customers to postpone or reduce spending on firearms and ammunition or put downward pressure on prices, which could have a material adverse effect on our business, results of operations or cash flows.

The interruption of the flow of firearms and ammunition from suppliers could disrupt our supply chain.

Our business depends on the timely supply of firearms, ammunition and related accessories in order to meet the demands of our customers. Manufacturing interruptions or delays, including as a result of the financial instability or bankruptcy of manufacturers, significant labor disputes such as strikes, natural disasters, political or social unrest, armed conflict, pandemics or other public health crises, or other adverse occurrences affecting any of our suppliers’ facilities could disrupt our supply chain. We have not experienced, but could in the future experience product constraints due to the failure of manufacturers to accurately forecast customer demand, or to manufacture sufficient quantities of products to meet customer demand, among other reasons. Additionally, the relocation of key distributors utilized in our purchasing model could increase our need for, and the cost of, working capital and have a material adverse effect on our business, results of operations or cash flows.

Supply chain disruptions could cause us to experience volatility in our level of inventory and delays in the completion of orders for our customers and could further exacerbate inflationary pressures. In the event that supply chain pressures ease, we may experience changes in average selling prices and our gross margins on certain products as customers become more price sensitive.

Our supply chain is also exposed to risks related to international operations. While we source our products in the United States, our vendors may manufacture or purchase a portion of the products we sell outside of the United States. Political, social or economic instability in regions in which our vendors purchase or manufacture the products we sell, could cause disruptions in trade, including exports to the United States. Other events related to international operations that could cause disruptions to our supply chain include:

•
the imposition of additional trade law provisions or regulations, including the adoption or expansion of trade restrictions;
•
the imposition of additional duties, tariffs and other charges on imports and exports, including any resulting retaliatory tariffs or charges and any reductions in the production of products subject to such tariffs and charges; and
•
restrictions on the transfer of funds.

We cannot predict whether the countries in which the products we sell, or any components of those products, are purchased or manufactured will be subject to new or additional trade restrictions, sanctions or tariffs imposed by the United States or foreign governments, including the likelihood, type or effect of any such restrictions. Periods of intense diplomatic or armed conflict may result in new and rapidly evolving trade restrictions and sanctions. Trade restrictions, including new or increased tariffs or quotas, embargoes, sanctions, safeguards and customs restrictions against the products we sell, could increase the cost or reduce the supply of product available to us and materially adversely affect our business, results of operations or cash flows.

Legal and Regulatory Risks

The sale and purchase of firearms and ammunition are subject to extensive federal, state, local and foreign governmental laws, violations of which could result in the revocation of our licenses.

We are subject to the rules and regulations of the ATF and various state and international agencies that control the manufacture, export, import, distribution and sale of firearms, explosives and ammunition. Such regulations may adversely affect demand for our products by imposing limitations that increase the costs or limit the availability of our products.

Among the various laws and regulations governing the sale and purchase of firearms in the United States are restrictions on the sale of firearms to certain individuals, including federal law prohibiting the sale of firearms to convicted felons, individuals adjudicated as mentally ill, and those subject to restraining orders for domestic violence, among others, pursuant to 18 U.S.C. § 922(g). Additionally, the Gun Control Act of 1968 sets minimum age requirements, generally prohibiting federally licensed dealers from selling handguns to individuals under 21 and long guns to individuals under 18. These restrictions are enforced by the ATF, and may be further supplemented by additional requirements or restrictions imposed by state and local laws.

State and local laws and regulations may place additional restrictions or prohibitions on firearm ownership and transfer. These laws and regulations vary significantly from jurisdiction to jurisdiction. Some states or other governmental entities have enacted, and others are considering laws restricting or prohibiting the ownership, use, sale or importation of certain categories of firearms, ammunition, ammunition feeding devices, or all of these products. For example, certain states have adopted restrictions on the sale of modern sporting rifles, and other states are considering adopting similar laws. Several states require internal or external locking mechanisms for firearms sold in their jurisdictions. Some states mandate, or are considering mandating, certain design features based on perceived safety or other grounds. California maintains a roster of handguns that are certified for sale in the state. Compliance with these various state and local laws and regulations can be burdensome, time-consuming and potentially increase our operation costs.

Failure to comply with these or other applicable federal, state, or local firearms laws and regulations could result in significant civil or criminal penalties, including fines, license revocation, and potentially the suspension or termination of our ability to sell firearms. In addition, non-compliance could damage our reputation, result in costly litigation, and materially adversely affect our relationships with customers, vendors, and regulatory authorities.

Federal and state legislatures also frequently consider laws relating to the regulation of firearms and ammunition, including the amendment or repeal of existing laws. Existing laws may also be affected by future judicial rulings and interpretations. Changes to existing laws or the enactment of new laws may seek to restrict the makeup of firearms and ammunition, including limiting magazine capacity; mandating the use of certain technologies in a firearm; removing existing legal defenses in lawsuits; setting and/or increasing existing minimum age limits to purchase certain firearms and ammunition; or banning the sale and, in some cases, the ownership of various types of firearms and accessories. For example, certain states and the District of Columbia restrict magazine capacity. Further, a number of states have adopted some form of so called “gun industry accountability” laws that attempt to facilitate the filing of civil lawsuits by the respective state government or private individuals against certain industry participants. Other states are considering adopting similar laws. Interest in gun control legislation among federal and state legislatures tends to intensify following significant events, such as mass shootings. If restrictive laws or restrictive changes to existing laws are adopted, we could find it difficult, expensive, or even impossible to comply with such laws, which could impede our ability to distribute existing products. In addition, gun-control activists may succeed in imposing restrictions or an outright ban on private firearm ownership or particular firearm models, such as modern sporting rifles. Such restrictions or bans could have a material adverse effect on our business, results of operations, cash flow and financial condition.

Failures in our FFL validation or shipment processes could lead to regulatory violations, customer dissatisfaction, and material harm to our business.

A critical aspect of our operations involves shipping firearms to our network of third-party FFL holders, who are responsible for completing the final transfer of firearms to our customers in accordance with applicable law. Regulatory compliance requires that shipments be made only to valid, active FFL holders at their licensed locations. We maintain a series of validation steps, including verification of FFL status through the ATF’s online “FFLEZCheck” system and ongoing order-level validations through our proprietary regulatory management system. Nevertheless, despite these safeguards, errors may occur in the validation or fulfillment process. For example, a shipment could be sent to an FFL holder whose license has become inactive, or to an incorrect address if discrepancies in order data or shipping label generation are not detected.

If firearms are shipped to inactive FFLs, incorrect addresses, or otherwise in violation of applicable law, we could be subject to regulatory enforcement actions, fines, or other penalties. In addition, errors that delay or disrupt customer pickups could lead to reputational damage, loss of customer trust, increased operational costs to remediate errors, and ultimately a negative impact on our revenue and financial results. Although our systems are designed to detect and remediate discrepancies prior to shipment, errors may nonetheless occur despite these safeguards, and we rely on various manual processes, including CSR intervention and outbound shipment verification, to resolve discrepancies. Any material increase in validation or fulfillment errors could adversely affect our business, results of operations, cash flow and financial condition.

We are exposed to risks from legal proceedings, including intellectual property infringement claims, and audits, including ATF compliance inspections, which may result in substantial costs and expenses or interruption of our normal business operations.

In the normal course of business we are, and may become subject to commercial, regulatory, employment, tort and other litigation.

We may become subject to intellectual property infringement claims against us in the ordinary course of our business because of the software, systems and processes we use to sell our products, in the form of cease-and-desist letters, licensing inquiries, lawsuits and other communications and demands.

We also are subject to audits by various partners and customers relating to purchases and sales under various contracts. In addition, we are subject to indemnification claims under various contracts. Similarly, we are subject to audits by the ATF in the form of a compliance inspection, which can be done without a warrant, once a year. The possible consequences for noncompliance range from a warning letter to license revocation.

Current and future litigation, infringement claims, governmental proceedings and investigations, audits or indemnification claims that we face may result in substantial costs and expenses and significantly divert the attention of our management regardless of the outcome. In addition, these matters could lead to increased costs or interruptions of our normal business operations. Litigation, infringement claims, governmental proceedings and investigations, audits or indemnification claims involve uncertainties and the eventual outcome of any such matter could materially adversely affect our business, results of operations or cash flows.

Failure to comply with complex and evolving laws and regulations applicable to our operations or failure to meet stakeholder expectations on corporate responsibility matters could adversely affect our business, results of operations or cash flows.

Our operations span a variety of legal regimes, subjecting us to numerous complex, diverse, evolving and at times potentially inconsistent laws and regulations in a number of areas, including labor and employment, advertising, eCommerce, tax, trade, import and export controls, economic and trade sanctions, anti-corruption, data privacy and security requirements, competition, and environmental and health and safety. The evaluation of and compliance with these laws, regulations and similar requirements may be onerous and expensive, and may have other adverse impacts on our business, results of operations or cash flows, the risk of which will be heightened as we expand the products we offer and expand into new markets and channels. For example, we may be subject to increased costs and use of operational resources associated with complying with any new climate-related laws and regulations.

We have implemented policies and procedures designed to help ensure compliance with applicable laws and regulations, but there can be no guarantee against employees, contractors or agents violating such laws and regulations or our policies and procedures. Additionally, there is increased focus by stakeholders on corporate responsibility matters, and stakeholders may disagree with our commitments and initiatives on such matters. Our disclosure on these matters and our failure, or perceived failure, to meet our commitments or otherwise effectively address these matters may erode customer trust or confidence, particularly if they receive considerable publicity or result in litigation and could have a negative impact on our business.

The requirements of being a publicly reporting company have the potential to strain GrabAGun’s resources and divert its management’s attention.

As a public company, we are subject to the reporting and corporate governance requirements of the Exchange Act, the listing requirements of the NYSE and other applicable securities rules and regulations. Compliance with these rules and regulations increases our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. Among other things, the Exchange Act requires us to maintain effective disclosure controls and procedures and internal control over financial reporting. In order to improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight are required. As a result, management’s attention may be diverted from other business concerns, which could harm our business, financial condition, results of operations and prospects. Although we have already hired outside consultants to help comply with these requirements, we may hire additional personnel within our legal and finance departments in the future, which will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities may initiate legal proceedings against us and our business and prospects may be harmed. If such claims are successful, our business, financial condition, results of operations and prospects could be materially harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and materially harm our business, financial condition, results of operations, cash flows, financial conditions and prospects.

GrabAGun may be exposed to risk if it cannot enhance and maintain its internal controls and procedures.

As a public company trading on the NYSE, we have significant requirements for enhanced financial reporting and internal controls. The process of designing and implementing effective internal controls is a continuous effort that will require us to anticipate and react to changes in our business accounting, auditing and regulatory requirements and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.

As disclosed under Item 9A, Controls and Procedures, management concluded that material weakness in our internal control over financial reporting existed as of December 31, 2025.

These material weakness primarily stem from a lack of sufficient personnel to formalize our control design and implementation across our environment, inclusive of our IT and system environment, as well as the lack of segregating key conflicting duties. If we are unable to establish or maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our financial statements and harm our operating results.

Matters impacting our internal controls may cause us to be unable to report our financial information in an accurate manner or on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of NYSE rules. There also could be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements also could suffer if we or our independent registered public accounting firm continue to report a material weakness in our internal controls over financial reporting. This could seriously affect us and lead to a decline in the market price of our common stock.

Although we have taken steps to maintain our internal control structure as required, we cannot guarantee that a control deficiency will not result in a misstatement in the future. See “Item 9A, Controls and Procedures -- Evaluation of Disclosure Controls and Procedures” for further information on material weakness.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

As an eCommerce company, we are acutely aware of the importance of robust cybersecurity measures in safeguarding our information assets, operational integrity and reputation. Our approach to cybersecurity risk management is integrated into our broader risk management framework and overseen by the Audit Committee of the Board of Directors (the “Audit Committee”).

We have established comprehensive processes to assess, identify and manage material risks from cybersecurity threats. These processes include continuous evaluation of potential threats, regular security assessments of third-party service providers and stringent monitoring procedures to mitigate risks related to data breaches and other security incidents. We periodically engage third-party consultants, legal advisors and audit firms to evaluate and assess our risk management systems and assist in the remediation of potential cybersecurity incidents, as necessary.

Our Information Security Program is designed to protect personal and proprietary information in compliance with federal and state requirements. This program aims to:

•
ensure the security and confidentiality of employee and customer personal information, as well as our proprietary information;

•
protect against anticipated threats or hazards to the security or integrity of such information; and
•
prevent unauthorized access to, use of, or transfer of such information, thereby protecting our company, employees and customers from potential harm or inconvenience.

We use a variety of tools and services, including network monitoring, vulnerability assessments, malware detection, eCommerce-specific security monitoring, web application firewall, DDoS mitigation services, endpoint security protection and device management solutions, to enhance our cybersecurity posture. Our incident response plan is comprehensive, detailing procedures for preparing for, detecting, responding to and recovering from cybersecurity incidents. This plan includes processes for triaging, assessing the severity of, escalating, containing, investigating and remediating cybersecurity incidents, while ensuring compliance with relevant legal obligations.

In addition to internal measures, we manage cybersecurity risks associated with third-party service providers, particularly those with access to our systems or confidential data. As part of our vendor oversight process, we evaluate critical third-party service providers by reviewing available SOC reports and other relevant security documentation to assess the adequacy of their controls. Where appropriate, we may also seek contractual commitments from certain suppliers regarding the management of cybersecurity risks.

We regularly engage third-party services to conduct information security testing, including penetration testing and vulnerability scanning, on our systems and infrastructure. Our information security program undergoes periodic external assessments including Payment Card Industry Data Security Standard (“PCI DSS”) compliance assessments. These assessments help us identify, evaluate, and manage cybersecurity risks relevant to our business and validate our controls against industry-recognized security standards.

We are not currently aware of any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect our company, including our business strategy, results of operations or financial condition. However, we cannot provide assurance that these threats will not result in such an impact in the future. For more information regarding risks relating to information technology and cybersecurity, see “Risk Factors — Breaches of data security and the failure to protect our information technology systems from cybersecurity threats could adversely impact our business” in this Annual Report.

Cyber Oversight and Internal Procedures

Our Audit Committee oversee our cybersecurity risk management. They receive reports as requested from management, including senior IT leadership and third parties, on cybersecurity matters. Additionally, the Audit Committee are kept informed about cybersecurity risks as part of our overall enterprise risk management program and through regular business updates.

Senior IT leaders and a compliance officer are responsible for developing and implementing appropriate cybersecurity programs and ensuring our compliance with applicable laws and regulations. These leaders, equipped with relevant degrees, certifications and extensive work experience, are informed by their cybersecurity teams and third-party consultants about ongoing efforts to prevent, detect, mitigate and remediate cybersecurity incidents.

Information regarding cybersecurity risks is communicated through various channels, including direct discussions between key leaders and our management, and reports to the Audit Committee. The Audit Committee regularly receive updates from our compliance officer and senior IT leadership on the status of our cybersecurity measures and any significant developments.

Our commitment to cybersecurity is a fundamental aspect of our operational strategy, ensuring the protection of our information assets, the continuity of our operations and the trust of our stakeholders.

Item 2. Properties

We lease our principal executive offices in an office park located in Coppell, Texas. These offices house our administrative offices, pickup counters, call center and a warehouse, where we house our inventory and direct to consumer fulfillment operations. The facility includes security features such as retractable steel security doors, internal and external cameras accessible from the cloud, 24-hour/seven days a week monitored alarm and safety film on all glass. All employees at this site are background checked and cleared to work with firearms. This facility consists of a total of 18,081 square feet of space and is currently leased on a month-to-month basis. We currently pay rent for these offices at a monthly rate of approximately $23,000. In addition, we entered into an eleven-month lease agreement beginning in November 2025 for 5,802 square feet of office space located in Dallas, Texas, with a monthly rent of approximately $21,000. We believe our leased properties are well maintained, suitable for our business and occupy sufficient space to meet our current operating needs.

On November 26, 2025, the Company, through its indirectly wholly-owned subsidiary 4880 Alpha LLC, acquired certain real property located at 4880 Alpha Road, Farmers Branch, Texas 75244, to be used for the Company’s new headquarters. The facility consists of approximately 44,500 square feet of usable space, with approximately 24,000 square feet to be used as distribution and warehouse space, 1,500 square feet as retail space, and 19,000 square feet as office and administrative space. The Company is currently remodeling the facility and expects to fully occupy and begin using the facility at the end of 2026.

Item 3. Legal Proceedings

From time to time, we may be involved in various legal proceedings arising from the normal course of business activities. We are not presently a party to any litigation the outcome of which we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial condition.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our shares of common stock and warrants are traded on the New York Stock Exchange under the symbols “PEW” and “PEWW”, respectively. On October 21, 2025, our shares of common stock also began trading on a new stock exchange, the NYSE Texas. We continue to maintain our primary listing on the New York Stock Exchange and our common stock trades with the same “PEW” ticker symbol on both exchanges.

Security Holders

As of March 10, 2026, there were 15 holders of record of our shares of common stock and one holder of record of our warrants. These numbers do not include the numbers of security holders for whom shares and warrants are held in a “nominee” or “street” name.

Dividends

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, general business conditions, contractual limitations and other factors that our board of directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by Item 5 of this Annual Report regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On August 4, 2025, the Company announced a program to repurchase up to $20.0 million of the Company’s common stock. During the fourth quarter of 2025, the Company did not make any repurchases of common stock under the repurchase program. As of December 31, 2025, $8.9 million of the repurchase program had been utilized. The repurchase program does not obligate the Company to acquire a minimum amount of shares. Under the repurchase program, shares may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. For additional information on our share repurchase program, see Note 7 of the Consolidated Notes to Financial Statements for the years ended December 31, 2025 and 2024 in this Annual Report for more information.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our consolidated financial statements as of and for the years ended December 31, 2025 and 2024, and other information included in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-looking Statements” included in this Annual Report. Additionally, our historical results are not necessarily indicative of the results that may be expected in any future period.

Unless the context otherwise requires, all references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to the “Company,” “GrabAGun,” “we,” “us,” “our” and “ours” are intended to refer to (i) following the Business Combination, the business and operations of GrabAGun Digital Holdings Inc. and its consolidated subsidiaries, and (ii) prior to the Business Combination, Metroplex Trading Company LLC.

Business Overview

We are a digitally native and multi-brand eCommerce retailer of firearms, ammunition and related accessories, which we offer for sale on our website. Our broad selection of product offerings ranges from carry handguns and sporting long guns to an assortment of firearm ammunition, magazines and optics. We source these products from more than 2,000 leading and emerging brands such as Smith & Wesson Brands, Sturm, Ruger & Co., Sig Sauer and Glock, for whom we serve as a non-exclusive online sales partner. Our firearms products are purchased by customers online through our eCommerce site and delivered to the customers’ choice of federal firearm licensed dealers within our network or, with respect to most accessories and other eligible products, delivered directly to customers. Our collaborative business relationships and multi-brand vendor strategy enable us to offer more than 73,000 products, which we believe to be one of the most expansive product assortments currently offered among firearms and ammunition industry retailers. For the years ended December 31, 2025 and 2024, we generated $96.4 million and $93.1 million in net revenues, respectively, and had a net loss of $2.5 million for the year ended December 31, 2025 and net income of $4.5 million for the year ended December 31, 2024.

Our goal is to have our customers, regardless of whether they are first-time buyers or long-term sportsmen and enthusiasts, view us as an extension of their 2A right and a trusted source to buy and own a firearm for recreational target shooting, hunting, home and personal defense, and other lawful purposes. Further, we believe our digital-forward, mobile-optimized eCommerce platform supported by our proprietary tech stack makes us well positioned to continue to capture the business of the growing group of technology-savvy and younger customers who expect the convenience and seamless customer experience we offer to purchasers of firearms, ammunition and related accessories. In the future, we aim to further expand our business, leveraging the experience and reach of our advisors, consultants and other business relationships we may establish as a public company to continue to serve the next generations of 2A enthusiasts.

Recent Developments

Business Combination

On January 6, 2025, the Company entered into the Merger Agreement with Colombier, Metroplex and Company Merger Sub; and upon subsequent execution of a joinder agreement, Purchaser Merger Sub also became a party to the Merger Agreement.

On the Closing Date, we consummated the Business Combination. The Business Combination was accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, Colombier was treated as the acquired company and Metroplex was treated as the acquirer for financial statement reporting purposes. In connection with the closing of the Business Combination, Colombier changed its name from Colombier Acquisition Corp. II to GAG Surviving Corporation, Inc. On July 16, 2025, Metroplex changed its name from Metroplex Trading Company LLC to GrabAGun LLC.

On July 16, 2025, our common stock and warrants to purchase our common stock began trading on the NYSE under the symbols “PEW” and “PEWW,” respectively. On October 21, 2025, the Company’s common stock also began trading on a new stock exchange, the NYSE Texas. The Company continues to maintain its primary listing on the NYSE and trades with the same “PEW” ticker symbol on both exchanges.

See Note 1 of the Consolidated Notes to Financial Statements for the years ended December 31, 2025 and 2024, included in this Annual Report for more information concerning the closing of the Business Combination.

Recently Formed Subsidiaries

On October 2, 2025, GrabAGun formed 4880 Alpha LLC, a Texas limited liability company, as a direct, wholly-owned subsidiary of Metroplex, for the purpose of acquiring and owning certain real estate to be used for the Company’s new headquarters.

On October 15, 2025, the Company formed PEW Logistics LLC, a Texas limited liability company, as a direct, wholly-owned subsidiary of the Company, for the purpose of providing next-generation, white-label direct-to-consumer fulfillment solutions to modernize the firearm supply chain.

Key Factors Affecting Our Performance

Our results of operations and our ability to grow our business over time could be impacted by a number of factors and trends that affect our industry generally, as well as new offerings of products and services we may acquire or seek to acquire in the future. Additionally, our business is concentrated in certain markets, putting us at risk of region-specific disruptions such as adverse economic, regulatory, political, and other conditions; we are also subject to certain seasonal risks. See “Risk Factors” included in Part I, Item 1A of this Annual Report for further discussion of risks affecting our business. We believe the factors discussed below are key to our success.

Vendor Relationships

All of the firearms, ammunition and related accessories offered on our eCommerce platform are supplied by our vendors. Although we have long-established relationships with many of our vendors, we generally do not maintain long-term contracts with them, as is typical in the markets in which we compete, although we may do so from time to time. Instead, purchases from our vendors are generally made by means of standard purchase orders that specify only prices and quantities for the products purchased and payment terms, with no additional material terms or conditions. A reduction in vendors’ programs or our failure to timely react to changes in vendors’ programs could have an adverse effect on our business, results of operations or cash flows. In addition, a reduction in the amount or a change in the terms of credit granted to us by our vendors could increase our need for, and the cost of, working capital and could have an adverse effect on our business, results of operations or cash flows.

From time to time, vendors may terminate or limit our ability to sell some or all of their products or change the terms and conditions that apply to our purchases of their products. For example, there is no assurance that, as our vendors continue to sell directly to end users and through distributors and resellers, they will not limit or curtail the availability of their products to eCommerce retailers like us. Any such termination or limitation or the implementation of such changes could have a negative impact on our business, results of operations or cash flows.

We purchase the firearms, accessories and ammunition products offered on our eCommerce platform directly from both wholesale distributors and original manufacturers. For the year ended December 31, 2025, we purchased approximately 92% of the products we sold from wholesale distributors and the remaining 8% directly from firearms manufacturers, measured by product cost. Although we purchase from a diverse vendor base, in 2025, the products we purchased from wholesale distributors Sports South, LLC, Chattanooga Shooting Supplies, LLC and Lipsey’s (our three largest wholesale distributor partners during calendar year 2025 by product cost), represented approximately 30%, 11% and 10%, respectively, of total purchases during 2025 by product cost. In addition, sales of products manufactured by Sturm, Ruger & Co., Smith & Wesson Brands, Springfield Armory, and Sig Sauer, whether purchased directly from these manufacturers or from a wholesale distributor, represented approximately 10%, 8%, 7% and 5%, respectively, of our 2025 sales. The loss of, or change in business relationship with, any of these or any other key vendors, or the diminished availability of their products, including due to backlogs for their products, could reduce the supply and impact the cost of products we sell and negatively impact our competitive position.

Further, the sale, spin-off or combination of any of our key vendors and/or certain of their business units, including any such sale to or combination with a vendor with whom we do not currently have a commercial relationship or whose products we do not sell, or our inability to develop relationships with new and emerging vendors and vendors from which we have not historically purchased products offered on our eCommerce platform, could have an adverse impact on our business, results of operations or cash flows.

Vendors Offerings and Competitiveness

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

We also are dependent upon our vendors for the development and marketing of firearms, ammunition and related accessories to compete effectively with the firearms, ammunition and related accessories of vendors whose products we do not currently offer or that we are unable to offer on our eCommerce platform. To the extent that a vendor’s offering that is in high demand is not available to us for resale on our platform, and there is not a competitive offering from another vendor available to us, or if we are unable to develop relationships with new vendors that we have not historically worked with, our business, results of operations or cash flows could be adversely impacted.

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

Supply Chain and Logistics

Our business depends on the timely supply of firearms, ammunition and related accessories in order to meet the demands of our customers. Manufacturing interruptions or delays, including as a result of the financial instability or bankruptcy of manufacturers, significant labor disputes such as strikes, natural disasters, political or social unrest, armed conflict, pandemics or other public health crises, or other adverse occurrences affecting any of our suppliers’ facilities could disrupt our supply chain. We have not experienced but could in the future experience product constraints due to the failure of suppliers to accurately forecast customer demand, or to manufacture sufficient quantities of products to meet customer demand, among other reasons. Additionally, the relocation of key distributors utilized in our purchasing model could increase our need for, and the cost of, working capital and have an adverse effect on our business, results of operations or cash flows.

We generally ship firearms products to firearms and ammunition dealers (or, with respect to most accessories and other eligible products, to our customers), by FedEx, United Parcel Service and other commercial delivery services and invoice customers for delivery charges. If we are unable to pass on to our customers future increases in the cost of commercial delivery services (including those that may result from an increase in fuel or personnel costs or a need to use higher cost delivery channels during periods of increased demand), our profitability could be adversely affected. Additionally, strikes, inclement weather, natural disasters or other service interruptions by such shippers or periods of increased demand for delivery services could materially and adversely affect our ability to deliver or receive products on a timely basis.

If our warehouse and fulfillment operations were to be seriously damaged or disrupted by a natural disaster, which may increase in number or severity as a result of adverse weather conditions or other adverse occurrences, including disruption related to political or social unrest, we could utilize another facility or third-party distributors to ship products to firearm and ammunition dealers and our customers. However, this may not be sufficient to avoid interruptions in our business and may not enable us to meet all of the needs of our customers and would cause us to incur incremental operating costs.

Components of Results of Operations

Net Revenues

To date, substantially all of our revenue has been generated from retail sales, including drop-ship sales arrangements for both firearm and non-firearm products. A smaller percentage of revenue to date has been generated from the sale of firearm transfer fees and background check services for products not purchased through our platform.

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

See Note 3 of the Consolidated Notes to Financial Statements for the years ended December 31, 2025 and 2024 in this Annual Report for more information concerning our revenue recognition policies.

Cost of Goods Sold

Cost of goods sold consists of all product-related costs (inclusive of vendor rebates, related inventory reserves, and credit card processor fees), as well as costs to receive products. These costs include internal quality assessments of products purchased from vendors, in addition to packing and shipping products ordered by customers. These costs exclude depreciation expenses related to property and equipment as we do not manufacture our products. Additionally, we primarily rely on delivery carriers, FedEx and UPS, for the delivery of our products. In the event of an interruption or disruption in the delivery capabilities of FedEx or UPS, we may not be able to obtain an alternative delivery service without incurring material additional costs and substantial delays for the delivery of our products, which could adversely impact our business and operating results. We expect our cost of goods sold as a percentage of revenue to decrease over time as we continue to grow and scale our business.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs, including salaries, benefits, bonuses, stock-based compensation, travel, and other administrative-related expenses for personnel engaged in executive, finance, legal, human resources, investor relations, and other administrative functions. Other significant costs include information technology, professional services, insurance, amortization of capitalized software, depreciation of property and equipment, and lease expense related to our warehouse and office space. We expect to continue to incur increased expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums, and investor relations costs associated with operating as a public company. As a result, we expect that general and administrative expenses will continue to increase in absolute dollars in future periods but decline as a percentage of net revenues over time. Our inability to scale our expenses could negatively impact profitability.

Interest Income, net

Interest income, net consists of interest earned on the Company’s overnight cash sweeps, net of interest costs.

Other Income

Other income consists of the Employee Retention Tax Credit (“ERTC”) received during the year ended December 31, 2024.

Results of Operations

The results of operations presented below should be reviewed in conjunction with our consolidated financial statements for the years ended December 31, 2025 and 2024 in this Annual Report. The Company revised certain prior period financial statements due to adjustments that were determined to be immaterial to previously issued financial statements. See Note 14 to the Notes to Consolidated Financial Statements for the years ended December 31, 2025 and 2024 included in this Annual Report for more information.

Comparison of the years ended December 31, 2025 and 2024

The following table sets forth our results of operations for the periods presented (in thousands, except percentages):

	Year ended December 31,
	2025	2024 (a)	$ Change	% Change
Net revenues	$96,449	$93,122	$3,327	3.6%
Cost of goods sold	85,123	83,413	1,710	2%
Gross profit	11,326	9,709	1,617	17%
Operating expenses:
Sales and marketing	917	543	374	69%
General and administrative	14,773	5,051	9,722	192%
Total operating expenses	15,690	5,594	10,096	180%
Income (loss) from operations	(4,364)	4,115	(8,479)	(206)%
Other income:
Interest income, net	1,868	241	1,627	675%
Other income	1	164	(163)	(99)%
Income (loss) before income tax expense	(2,495)	4,520	(7,015)	(155)%
Income tax expense	12	11	1	9%
Net income (loss)	$(2,507)	$4,509	$(7,016)	(156)%

(a) See Note 14 to the Notes to Consolidated Financial Statements for the years ended December 31, 2025 and 2024.

Net Revenues

Net revenues increased by $3.3 million or 4%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase was primarily driven by fluctuations within the firearm and non-firearm product categories, as outlined below:

•
Firearm sales increased by $7.2 million or 10%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. This increase was due to an 3% increase in sales volume of firearm products and a 6% increase in average sales price.

•
Non-firearm sales decreased by $3.8 million or 20%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. This decrease was primarily driven by a 39% reduction in sales volume of non-firearm products, partially offset by a 31% increase in average sales prices.

Cost of Goods Sold

Cost of goods sold increased by $1.7 million or 2%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase was primarily driven by an increase in net revenues during the year ended December 31, 2025.

Gross profit increased by $1.6 million or 17%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase was primarily driven by an 3.4% increase in firearm sales volume.

Sales and Marketing Expense

Sales and marketing expense increased by $0.4 million or 69% for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase was primarily driven by increased spending on the Company's marketing activities.

General and Administrative Expense

General and administrative expense increased by $9.7 million or 192%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase was primarily driven by stock-based compensation expense and higher public company expenses following the Business Combination, including certain transaction-related expenses.

Interest Income, net

Interest income, net increased by $1.6 million or 675%, for the year ended December 31, 2025, compared to the year ended December 31, 2024, which was due to an increase in the daily cash sweep balances held in the current period.

Other Income

Other income decreased by $0.2 million or 99%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. The decrease was primarily related to the ERTC received in the prior year.

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

In addition to these metrics, management utilizes Adjusted EBITDA and Adjusted EBITDA margin, non-GAAP financial measures, to supplement GAAP measures of performance as a tool to evaluate our historical financial and operational performance, identify trends affecting our business, and formulate business plans and make strategic decisions. Management believes that Adjusted EBITDA provides users of our financial information with useful supplemental information that enables a better comparison of our performance across periods. Beginning in the third quarter of 2025, Adjusted EBITDA has been refined to exclude interest income, net. This change reflects management’s intent to provide users with a metric that better aligns with our core operating performance. All periods presented have been recast to reflect the updated definition of Adjusted EBITDA. We believe Adjusted EBITDA provides visibility to the underlying continuing operating performance by excluding the impact of interest income, net, income tax, and non-cash expenses, including depreciation, amortization, stock-based compensation, and certain non-recurring costs, as management does not believe these to be representative of our core earnings. We also provide Adjusted EBITDA margin, which is calculated as Adjusted EBITDA divided by revenue.

The non-GAAP financial measures have not been calculated in accordance with GAAP and should be considered in addition to results prepared in accordance with GAAP and should not be considered as a substitute for, or superior to, GAAP results. We caution investors that non-GAAP financial information, by its nature, departs from traditional accounting conventions. Adjusted EBITDA is not a liquidity measure and should not be considered as discretionary cash available to us to reinvest in the growth of our business or to distribute to shareholders or as a measure of cash that will be available to us to meet our obligations.

We define Adjusted EBITDA as net income (loss) excluding interest income, net, income tax, and non-cash expenses, including depreciation and amortization, stock-based compensation, and certain non-recurring costs. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of revenue.

The following table reconciles our GAAP and non-GAAP financial measures for the years ended December 31, 2025 and 2024 (in thousands, except percentages):

	Year ended December 31,
	2025	2024 (a)	$ Change	% Change
Net revenues	$96,449	$93,122	$3,327	4%
Cost of goods sold	85,123	83,413	1,710	2%
Gross profit	11,326	9,709	1,617	17%
% Gross profit	12%	10%

Net income (loss)	$(2,507)	$4,509	$(7,016)	(156)%
Interest income, net	(1,868)	(241)	(1,627)	675%
Income tax expense	12	11	1	9%
Depreciation and amortization	217	310	(93)	(30)%
Stock-based compensation expense (1)	3,781	—	3,781	—%
Non-recurring costs (2)	1,118	101	1,017	1,007%
Adjusted EBITDA	753	4,690	(3,937)	(84)%
% Adjusted EBITDA margin	1%	5%

(a) See Note 14 to the Notes to Consolidated Financial Statements for the years ended December 31, 2025 and 2024.

(1)
Includes $2.9 million of stock-based compensation expense related to shares of common stock issued to a consultant in connection with the Business Combination. See Note 7 of the Consolidated Notes to Financial Statements for the years ended December 31, 2025 and 2024 in this Annual Report for more information.
(2)
Non-recurring costs consist of third-party accounting and consulting fees incurred in connection with the Business Combination.

Liquidity and Capital Resources

Historically, we have financed operations primarily through cash generated from operating activities. Based on our current operating plans, we believe that the net proceeds realized from the Business Combination, along with our cash and cash equivalent balance, will be sufficient to fund our projected operating expenses and capital expenditure requirements for at least 12 months following the date the consolidated financial statements for the years ended December 31, 2025 and 2024 included in this Annual Report are available to be issued. This estimate is based on assumptions that may prove to be incorrect, and we could use our available capital resources sooner than anticipated.

As of December 31, 2025 and 2024, the Company had a cash and cash equivalent balance of $110.4 million and $7.9 million, respectively. Excess cash is primarily invested in overnight cash sweeps, which offer high liquidity and strong credit ratings. Following the consummation of the Business Combination, we do not currently anticipate needing to raise additional capital in the near term and based on our current expectations with respect to cash to be generated from our operations. However, our liquidity needs will be dependent on the performance of our business. See “Risk Factors — GrabAGun may require additional funding to finance its operations, but adequate additional financing may not be available when it needs it, on acceptable terms or, at all” in this Annual Report for further discussion. By focusing on competitive pricing and operational efficiency, we seek to maximize customer satisfaction and lifetime value while maintaining strong profit margins. The digital-first approach also allows our company to scale efficiently and serve a nationwide customer base with ease.

On November 25, 2025, the Company, through its indirectly wholly-owned subsidiary, 4880 Alpha LLC, entered into a Business Loan Agreement with BOKF, NA dba Bank of Texas (the “Lender”), pursuant to which the Lender extended a delayed draw term loan to 4880 Alpha LLC up to a maximum principal amount of $8.5 million (the “Loan”). The Loan matures on November 25, 2036, and bears interest at a variable rate during the initial 12-month period beginning from the loan date (the “Initial Period”) equal to 1.85% over the one-month term SOFR; from and after November 25, 2026 (the “Remaining Period”), the Loan will bear interest at a fixed rate determined by the Lender as 1.85% over the BOKF Tier 1 COF. During the Initial Period, interest is payable quarterly, with the first quarterly interest payment due on February 25, 2026. During the Remaining Period, interest and principal amortization payments are payable quarterly, with the first quarterly interest and principal amortization payment due on February 25, 2027. The Loan is secured by a Deed of Trust encumbering the real property located at 4880 Alpha Road, Farmers Branch, Texas 75244, together with all improvements, fixtures, rents and related personal property, as well as an Assignment of Rents with respect to such property. The Loan is guaranteed by the Company in the full principal amount pursuant to a Commercial Guaranty, dated November 25, 2025. Under the terms of the Commercial Guaranty, the Company and its consolidated subsidiaries are required to maintain a fixed charge coverage ratio of not less than 1.25x. As of December 31, 2025, the Company has drawn $6.9 million under the Loan.

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

For example, shipments of ammunition for hunting are typically high between the months of June and September in order to meet consumer demand for the fall hunting season and holidays. However, the seasonality of our sales trends may evolve over time, unexpectedly, or based on factors outside our control. These seasonal fluctuations in consumer behavior or demand may reduce our cash on hand, result in fluctuations of inventory levels, and ultimately may require us to raise additional capital through either debt or equity financing arrangements in order to fund our working capital needs.

Comparison of the years ended December 31, 2025 and 2024

The following table summarizes our cash flows for the periods presented (in thousands, except percentages):

	Year ended December 31,
	2025	2024 (a)	$ Change	% Change
Net cash provided by (used in) operating activities	$(417)	$1,758	$(2,175)	(124)%
Net cash used in investing activities	(8,982)	(150)	(8,832)	(5,888)%
Net cash provided by (used in) financing activities	111,907	(4,459)	116,366	2,610%
Net increase (decrease) in cash	$102,508	$(2,851)	$105,359	3,696%

(a) See Note 14 to the Notes to Consolidated Financial Statements for the years ended December 31, 2025 and 2024.

Operating Activities

Net cash used in operating activities was $0.4 million for the year ended December 31, 2025, compared to net cash provided by operating activities of $1.8 million for the year ended December 31, 2024. The change reflects the Company’s net loss, which was impacted by non-cash adjustments such as stock-based compensation, alongside increases in inventory, prepaid expenses and other assets. These impacts were partially offset by an increase to both accounts payable and current liabilities.

Investing Activities

Net cash used in investing activities was $9.0 million for the year ended December 31, 2025, compared to $0.2 million for the year ended December 31, 2024, and consisted primarily of the purchase of the new building and additions to equipment and capitalized software.

Financing Activities

Net cash provided by financing activities was $111.9 million for the year ended December 31, 2025, compared to net cash used in financing activities of $4.5 million for the year ended December 31, 2024. The change was primarily driven by the net proceeds from the Business Combination as well as proceeds from borrowings, partially offset by the payment for our stock repurchases and higher distributions to the former owners of Metroplex during the current period prior to the recapitalization.

Off-Balance Sheet Arrangements

As of December 31, 2025 and through the filing date of this Annual Report, we do not have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Estimates

Our audited annual financial statements and the related notes thereto are prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. We continually evaluate these estimates and assumptions, basing them on historical experience and various other factors we consider reasonable under the circumstances. Actual results may differ from these estimates due to different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 3 of the Consolidated Notes to Financial Statements for the years ended December 31, 2025 and 2024 in this Annual Report, we believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. Critical accounting policies and estimates are those that we consider the most important to the portrayal of our balance sheet and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

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

Revenue from retail sales, including “drop-ship” sales arrangements, is recognized upon delivery of merchandise to the customer’s desired location. As we ship large volumes of packages through multiple carriers, actual delivery dates may not always be available; as such, we may estimate delivery dates based on historical data.

Certain revenues earned by us require judgment to determine if revenue should be recorded gross as principal or net of related costs as an agent, including drop-ship arrangements and third-party shipping and handling costs. For drop-ship arrangements, we have concluded that the Company acts as the principal in the transaction because it maintains control over the product throughout the order process, including directing the shipment, determining the price, and bearing inventory risk. We have determined the Company is the principal in transactions involving shipping and handling costs, as these services are integrated into the fulfillment of the customer’s order and are part of its performance obligation to deliver the product to the customer’s desired location. As such, we have concluded that we are acting as the principal and revenue is recorded gross in net revenues within the consolidated statements of operations. Sales tax amounts collected from customers that are assessed by a governmental authority are excluded from revenue.

Generally, customers may return non-firearm products within 30 days of purchase. Revenue is recognized net of expected returns, which we estimate using historical return patterns and our expectation of future returns. Sales returns reserve totaled $0.4 million as of December 31, 2025 and December 31, 2024, and is included in accrued expenses and other current liabilities within the consolidated balance sheets.

Additionally, we sell gift cards, which do not have expiration dates, and do not deduct non-usage fees from outstanding gift card balances. Gift card sales represent an open performance obligation for the future delivery of promised goods or services to be provided by us and is considered a liability to be subsequently recognized as revenue upon redemption by the customer, which is typically within one year of issuance. Over time, a portion of the outstanding balance of gift cards will not be redeemed by the customer, which is referred to as “breakage”. Revenue is recognized for expected breakage over time in proportion to the pattern of redemption by customers to the extent that breakage revenue is not immaterial. The determination of the gift card breakage is based on historical redemption patterns. As of December 31, 2025 and 2024, unredeemed gift card balances were immaterial.

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

We record adjustments to inventories, which are reflected in cost of goods sold, if the cost of specific inventory items on hand exceeds the amount that we expect to realize from the ultimate sale or disposal of the inventory. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if necessary. No provision was recognized during the years ended December 31, 2025 and 2024.

In addition, we record an estimated reserve amount for the net realizable value of expected future inventory returns related to our sale returns reserve. The inventory returns reserve balance was $0.3 million as of December 31, 2025 and $0.4 million as of December 31, 2024 and is included in inventory, net within the consolidated balance sheets.

Capitalized Software, net

We capitalize certain costs related to the development of our internal-use software and development of our website application in accordance with ASC 350-40, “Intangibles — Goodwill and Other”. These costs consist primarily of internal and external labor and are capitalized during the application development stage, meaning when the research stage is complete, and management has committed to a project to develop software that will be used for its intended purpose. We also capitalize costs incurred during subsequent efforts to significantly upgrade and enhance the functionality of the software. Capitalized costs are included in capitalized software, net within the consolidated balance sheets. Amortization of internal-use software costs is recorded on a straight-line basis over the estimated useful life and begins once the project is substantially complete and the software is ready for its intended purpose. Useful lives range from one to five years, and amortization is included within general and administrative expenses within the consolidated statements of operations.

Cloud Computing Arrangements

We incur costs to implement cloud computing arrangements that are hosted by third-party vendors. For cloud computing arrangements that do not include a software license, implementation costs incurred during the application development stage are capitalized until the software is ready for its intended use. The costs are then amortized on a straight-line basis over the term of the associated hosting arrangement and are included within general and administrative expenses within the consolidated statements of operations. Capitalized costs related to cloud computing arrangements, net of accumulated amortization, are reported as a component of either prepaid and other current assets or other assets on the consolidated balance sheets, depending on the useful life.

Recent Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations, and cash flows is included in Note 3 of the Consolidated Notes to Financial Statements for the years ended December 31, 2025 and 2024 in this Annual Report.

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

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

The financial statements required by this Item 8 are included in this Annual Report beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 under the Exchange Act, our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded, as of December 31, 2025, that our disclosure controls and procedures were not effective at a reasonable assurance level, or as the date of the filing of this Annual Report, and therefore have identified material weaknesses in our internal control over financial reporting. These material weaknesses primarily stem from a lack of sufficient personnel to formalize our control design and implementation across our environment, inclusive of our IT and system environment, as well as the lack of segregating key conflicting duties. Following the identification of the material weaknesses and prior to filing this Annual Report, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Our Certifying Officers have concluded that our financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

During 2025, we began remediation efforts to address these previously identified material weaknesses and will continue executing against the remediation plan into the current fiscal year to make the improvements in our disclosure controls and procedures and our internal control over financial reporting. We continue our in-progress efforts to expand and improve our review process for complex transactions and further improve this process by enhancing access to accounting literature, ongoing engagement of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals. Management believes that these remediation actions, when fully implemented and tested, will remediate the material weaknesses that have been identified and will strengthen internal controls over financial reporting. However, these remediation efforts will continue to take additional time and resources to achieve and additional remediation initiative may be necessary to fully remediate. The Audit Committee of our Board will continue to be actively engaged and exercise continuous oversight throughout the remediation process.

Changes in Internal Control Over Financial Reporting

Except as noted above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15 under the Exchange Act) during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On July 16, 2025, each of our non-employee directors (Andrew Keegan, Chris Cox, Dusty Wunderlich, Kelly Reisdorf, Donald J. Trump Jr., Blake Masters and Collins Idehen Jr.) was granted 11,433 Restricted Stock Units (“RSUs”) that vest on the earlier of (x) July 15, 2026 and (y) the date of the 2026 annual meeting of shareholders of the Company, subject to their remaining an employee, officer, director or consultant of the Company as of the applicable vesting date. In connection with these grants, on July 16, 2025, each of the non-employee directors entered into a 10b5-1 trading arrangement that is intended to qualify as an “eligible sell-to-cover transaction” (as described in Rule 10b5-1(c)(1)(ii)(D)(3) of the Exchange Act) with respect to certain RSUs (“Sell-to-Cover Instructions”). These Sell-to-Cover-Instructions provide for the automatic sale of shares of our common stock that would otherwise be issuable on each settlement of RSUs in amounts necessary to satisfy the Company’s applicable tax withholding obligations, which is based on the fair market value of the shares of the Company’s common stock subject to the RSUs that are settled following each applicable vesting date. The Sell-to-Cover Instructions of our non-employee directors apply with respect to the first award of RSUs granted on or after July 16, 2025 and any other future awards that may be granted from time to time after such date, subject to certain exceptions. The number of shares that will be sold under these RSU sell-to-cover tax withholding arrangements is not currently determinable as the number will vary based on the extent to which vesting conditions are satisfied and the market price of our common stock at the time of settlement.

On September 29, 2025, each of Marc Nemati, Justin Hilty and Matthew Vittitow were granted 200,000, 100,000 and 100,000 RSUs, respectively, which vest in 12 equal consecutive quarterly increments commencing on October 15, 2025, subject to their remaining an employee, officer, director or consultant of the Company as of the applicable vesting date. In connection with these grants, on September 30, 2025, each of Messrs. Nemati, Hilty and Vittitow entered into a 10b5-1 trading arrangement that is intended to qualify as an “eligible sell-to-cover transaction” (as described in Rule 10b5-1(c)(1)(ii)(D)(3) of the Exchange Act) with respect to certain RSUs. These Sell-to-Cover-Instructions provide for the automatic sale of shares of our common stock that would otherwise be issuable on each settlement of RSUs in amounts necessary to satisfy the Company’s applicable tax withholding obligations, which is based on the fair market value of the shares of the Company’s common stock subject to the

RSUs that are settled following each applicable vesting date. The Sell-to-Cover Instructions for Messrs. Nemati, Hilty and Vittitow apply with respect to the first award of RSUs granted on or after September 29, 2025 and any other future awards that may be granted from time to time after such date, subject to certain exceptions. The number of shares that will be sold under these RSU sell-to-cover tax withholding arrangements is not currently determinable as the number will vary based on the extent to which vesting conditions are satisfied and the market price of our common stock at the time of settlement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated by reference to the definitive proxy statement for our 2026 Annual Meeting of Shareholders to be filed with the SEC no later than 120 days after December 31, 2025.

Item 11. Executive Compensation

Information required by this item is incorporated by reference to the definitive proxy statement for our 2026 Annual Meeting of Shareholders to be filed with the SEC no later than 120 days after December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information required by this item is incorporated by reference to the definitive proxy statement for our 2026 Annual Meeting of Shareholders to be filed with the SEC no later than 120 days after December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated by reference to the definitive proxy statement for our 2026 Annual Meeting of Shareholders to be filed with the SEC no later than 120 days after December 31, 2025.

Item 14. Principal Accountant Fees and Services

Information required by this item is incorporated by reference to the definitive proxy statement for our 2026 Annual Meeting of Shareholders to be filed with the SEC no later than 120 days after December 31, 2025.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)
Documents filed as part of this Annual Report on Form 10-K:
(1)
Financial Statements

The following consolidated financial statements of GrabAGun Digital Holdings Inc. are included in this Annual Report:

(2)
Financial Statement Schedules

All financial statement schedules are omitted because they are either inapplicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto contained in this Annual Report.

(3)
Exhibits Required by Item 601 of Regulation S-K

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

4.4+	Form of GrabAGun Digital Holdings Inc. Restricted Stock Unit Award Agreement (incorporated herein by reference to the Company’s Form S-8 filed on September 19, 2025).
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
10.4

Form of Seller Support Agreement, dated as of January 6, 2025, by and among Colombier Acquisition Corp. II, Metroplex Trading Company LLC and each of the GrabAGun Members (incorporated herein by reference to Colombier’s Current Report on Form 8-K filed on January 8, 2025).

10.5

Form of Lock-Up Agreement, dated as of January 6, 2025, by and among GrabAGun Digital Holdings Inc., Colombier Acquisition Corp. II. and each of the GrabAGun Members (incorporated herein by reference to Colombier’s Current Report on Form 8-K filed on January 8, 2025).

10.6+

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

10.10+

Non-Competition and Non-Solicitation Agreement between GrabAGun Digital Holdings Inc. and Matthew W. Vittitow, effective as of July 15, 2025 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed on July 18, 2025).

10.11+

Non-Competition and Non-Solicitation Agreement between GrabAGun Digital Holdings Inc. and Justin C. Hilty, effective as of July 15, 2025 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed on July 18, 2025).

10.12

Letter Agreement dated as of November 20, 2023, by and among Colombier Acquisition Corp. II, Colombier Acquisition Corp. II’s officers and directors (at the time of the IPO) and Colombier Sponsor II LLC (incorporated herein by reference to Colombier’s Current Report on Form 8-K filed on November 27, 2023).

10.13

Insider Letter Amendment, dated as of January 6, 2025, by and among Colombier Acquisition Corp. II, BTIG, LLC, GrabAGun Digital Holdings Inc., Metroplex Trading Company LLC, Colombier Acquisition Corp. II’s officers and directors (at the time of the IPO) and Colombier Sponsor II LLC (incorporated herein by reference to Annex F to the Proxy Statement/Prospectus filed on June 23, 2025).

10.14

Second Amendment to Insider Letter Amendment, dated as of March 16, 2025, by and among Colombier Acquisition Corp. II, BTIG, LLC, GrabAGun Digital Holdings Inc., Metroplex Trading Company LLC, Colombier Acquisition Corp. II’s officers and directors (at the time of the IPO) and Colombier Sponsor II LLC (incorporated herein by reference to Annex F to the Proxy Statement/Prospectus filed on June 23, 2025).

10.15

Shareholders’ Agreement, dated as of January 6, 2025, by and among GrabAGun Digital Holdings Inc., Colombier Acquisition Corp. II and Metroplex Trading Company LLC (incorporated herein by reference to Colombier’s Current Report on Form 8-K filed on January 8, 2025).

14.1	GrabAGun Digital Holdings Inc. Code of Business Conduct and Ethics (incorporated herein by reference to the Company’s Current Report on Form 8-K filed on July 18, 2025).
19.1*	GrabAGun Digital Holdings Inc. Insider Trading Policy.
21.1*	List of Subsidiaries.
23.1*	Consent of Weaver and Tidwell, L.L.P.
24.1*	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	GrabAGun Digital Holdings Inc. Dodd-Frank Compensation Recovery Policy.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith

** Furnished herewith

+ Indicates a management or compensatory plan.

† Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby agrees to furnish a copy of any omitted schedules to the SEC upon request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GrabAGun Digital Holdings Inc.

Date: March 12, 2026	By:	/s/ Marc Nemati
	Name:	Marc Nemati
	Title:	Chairman, Chief Executive Officer and President

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Marc Nemati and Justin C. Hilty, and each of them acting alone, with full power of substitution, such person’s true and lawful attorney-in-fact and agent for such person, with full power and authority to do any and all acts and things and to execute any and all instruments which said attorney and agent determines may be necessary or advisable or required to comply with the Securities Act of 1933, as amended, and any rules or regulations or requirements of the SEC in connection with this Annual Report on Form 10-K. Without limiting the generality of the foregoing power and authority, the powers granted include the power and authority to sign the names of the undersigned officers and directors in the capacities indicated below to this Annual Report on Form 10-K, to any and all amendments, both pre-effective and post-effective, and supplements to this Annual Report on Form 10-K, and to any and all instruments or documents filed as part of or in conjunction with this Annual Report on Form 10-K or amendments or supplements thereof, and each of the undersigned hereby ratifies and confirms that said attorney and agent shall do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marc Nemati	Chairman, Chief Executive Officer and President	March 12, 2026
Marc Nemati	(Principal Executive Officer)

/s/ Justin C. Hilty	Chief Financial Officer	March 12, 2026
Justin C. Hilty	(Principal Financial and Accounting Officer)

/s/ Matthew Vittitow	Chief Operating Officer and Director	March 12, 2026
Matthew Vittitow

/s/ Chris W. Cox	Director	March 12, 2026
Chris W. Cox

/s/ Collins Idehen Jr.	Director	March 12, 2026
Collins Idehen Jr.

/s/ Andrew J. Keegan	Director	March 12, 2026
Andrew J. Keegan

/s/ Blake Masters	Director	March 12, 2026
Blake Masters

/s/ Kelly Reisdorf	Director	March 12, 2026
Kelly Reisdorf

/s/ Donald J. Trump Jr.	Director	March 12, 2026
Donald J. Trump Jr.

/s/ Dusty Wunderlich	Director	March 12, 2026
Dusty Wunderlich

GRABAGUN DIGITAL HOLDINGS INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

GrabAGun Digital Holdings Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of GrabAGun Digital Holdings Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/S/ WEAVER AND TIDWELL, L.L.P.

Little Falls, New Jersey

March 12, 2026

We have served as the Company’s auditor since 2024.

GRABAGUN DIGITAL HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	December 31,	December 31,
	2025	2024 (a)
Assets
Current assets:
Cash and cash equivalents	$110,395	$7,887
Inventory, net	8,532	4,244
Deferred transaction costs	—	252
Prepaid expenses and other current assets	1,761	582
Total current assets	120,688	12,965

Capitalized software, net	781	404
Property and equipment, net	8,550	28
Operating lease right-of-use asset	39	263
Other assets	1,204	44
Total assets	$131,262	$13,704

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$11,833	$8,687
Operating lease liability, current	41	233
Accrued expenses and other current liabilities	2,447	1,079
Unearned revenue	2,453	2,274
Total current liabilities	16,774	12,273

Long-term debt	6,887	—
Operating lease liability, net of current portion	—	41
Total liabilities	23,661	12,314

Commitments and Contingencies (Note 11)

Shareholders' Equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized; 31,545,268 shares issued and 29,982,590 shares outstanding as of December 31, 2025 and 10,000,000 shares issued and outstanding as of December 31, 2024	3	1
Treasury stock; 1,562,678 shares as of December 31, 2025 and no shares as of December 31, 2024	(8,884)	—
Additional paid-in capital	121,171	—
Retained earnings (accumulated deficit)	(4,689)	1,389
Total shareholders' equity	107,601	1,390
Total liabilities and shareholders' equity	$131,262	$13,704

(a) See Note 14.

The accompanying notes are an integral part of these consolidated financial statements.

GRABAGUN DIGITAL HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)

	Years Ended December 31,
	2025	2024 (a)
Net revenues	$96,449	$93,122
Cost of goods sold	85,123	83,413
Gross profit	11,326	9,709

Operating expenses:
Sales and marketing	917	543
General and administrative	14,773	5,051
Total operating expenses	15,690	5,594
Income (loss) from operations	(4,364)	4,115

Other income:
Interest income, net	1,868	241
Other income, net	1	164
Total other income	1,869	405

Income (loss) before income tax expense	(2,495)	4,520
Income tax expense	12	11
Net income (loss)	$(2,507)	$4,509

Weighted-average shares outstanding, basic and diluted	19,531,982	10,000,000
Net income (loss) per share, basic and diluted	$(0.13)	$0.45

(a) See Note 14.

The accompanying notes are an integral part of these consolidated financial statements.

GRABAGUN DIGITAL HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Common Stock		Treasury Stock		Additional Paid in	Retained Earnings (Accumulated	Total Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit) (a)	Equity (a)
Balance as of December 31, 2023	10,000,000	$1	—	$—	$—	$1,300	$1,301
Distribution to GrabAGun Members	—	—	—	—	—	(4,420)	(4,420)
Net income	—	—	—	—	—	4,509	4,509
Balance as of December 31, 2024	10,000,000	1	—	—	—	1,389	1,390
Distribution to GrabAGun Members	—	—	—	—	—	(3,571)	(3,571)
Conversion of members' capital into common stock upon Business Combination, net of cash consideration	—	—	—	—	100,000	—	100,000
Issuance of common stock upon Business Combination (Note 1)	21,245,268	2	—	—	17,386	—	17,388
Issuance of common stock to consultant	300,000	—	—	—	2,900	—	2,900
Repurchase of common stock, including excise tax	(1,562,678)	—	1,562,678	(8,884)	—	—	(8,884)
Stock-based compensation	—	—	—	—	885	—	885
Net loss	—	—	—	—	—	(2,507)	(2,507)
Balance as of December 31, 2025	29,982,590	$3	1,562,678	$(8,884)	$121,171	$(4,689)	$107,601

(a) See Note 14.

The accompanying notes are an integral part of these consolidated financial statements.

GRABAGUN DIGITAL HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Years Ended December 31,
	2025	2024 (a)
Operating activities:
Net income (loss)	$(2,507)	$4,509
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	3,781	—
Depreciation of property and equipment	19	16
Amortization of software development costs	190	293
Non-cash lease expense	224	210
Sales return allowance	7	(97)
Inventory returns reserve	11	55
Changes in operating assets and liabilities:
Inventory, net	(4,299)	(829)
Prepaid expenses and other current assets	(1,179)	258
Other assets	(1,159)	(23)
Accounts payable	3,194	(2,297)
Operating lease liability	(233)	(208)
Accrued and other current liabilities	1,355	226
Unearned revenue	179	(355)
Net cash provided by (used in) operating activities	(417)	1,758

Investing activities:
Purchase of property and equipment	(8,473)	—
Disposal of property and equipment	2	—
Additions to capitalized software	(511)	(150)
Net cash used in investing activities	(8,982)	(150)

Financing activities:
Distributions to GrabAGun Members	(3,571)	(4,420)
Payments of deferred transaction costs	—	(39)
Proceeds from reverse recapitalization	180,621	—
Cash consideration for Business Combination	(50,000)	—
Transaction costs incurred in connection with Business Combination	(13,233)	—
Proceeds from borrowings, net	6,892	—
Payments of debt issuance costs	(5)	—
Payment for stock repurchases	(8,797)	—
Net cash provided by (used in) financing activities	111,907	(4,459)

Net increase (decrease) in cash and cash equivalents	102,508	(2,851)
Cash and cash equivalents, beginning of period	7,887	10,738
Cash and cash equivalents, end of period	$110,395	$7,887

Supplemental disclosures
Income taxes paid	$—	$11

Supplemental disclosures of non-cash investing and financing activities:
Stock-based compensation expense capitalized in internal-use software development costs	$4	$—
Additions of capitalized software included within accounts payable	$53	$—
Purchases of property and equipment included within accounts payable	$70	$—
Deferred transaction costs included in accounts payable	$—	$213
Excise tax for stock repurchase included within accounts payable	$87	$—

(a) See Note 14.

The accompanying notes are an integral part of these consolidated financial statements.

GRABAGUN DIGITAL HOLDINGS INC.

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

The Company aims to simplify the firearms and ammunition purchasing process for its customers through, among other things, enhanced selection, procurement and regulatory compliance assistance. The Company also offers “Shoot Now Pay Later” financing options through Credova Financial, LLC (“Credova”), providing qualifying customers with more flexible payment schedules, as further described below. The Company does not manufacture products; however, the Company’s multi-brand product offerings and long-term relationships with its vendors enable the Company to provide the breadth and diversity of products to best address each customer’s specific needs. The Company has developed industry-leading solutions for supply chain management, combining dynamic inventory and order management with AI-powered pricing and demand forecasting. These advancements enhance the Company’s ability to provide seamless logistics and a streamlined experience for its customers.

The Company was incorporated in Texas on December 30, 2024 and formed for the purpose of consummating the Business Combination (as defined below) with Colombier Acquisition Corp. II, a Cayman Islands exempted company (“Colombier”), prior to the transactions contemplated in the Merger Agreement (as defined below). Prior to the consummation of the Business Combination, the Company was owned 50% by Colombier and 50% owned by Metroplex Trading Company LLC, a Texas limited liability company doing business as GrabAGun.com (“Metroplex”).

On December 30, 2024, the Company formed Gauge II Merger Sub LLC, a Texas limited liability company (“Company Merger Sub”), as a 100% owned subsidiary of the Company.

On February 4, 2025, the Company formed Gauge II Merger Sub Corp., a Cayman Islands exempted company (“Purchaser Merger Sub”), as a 100% owned subsidiary of the Company.

Business Combination

On January 6, 2025, the Company entered into a Business Combination Agreement (the “Merger Agreement”) with Colombier, Metroplex, Company Merger Sub, and upon subsequent execution of a joinder agreement, Purchaser Merger Sub.

On July 15, 2025 (the “Closing Date”), pursuant to the terms of the Merger Agreement, the Mergers (as defined below) and the other transactions contemplated by the Merger Agreement were consummated (collectively, the “Business Combination”), whereby Colombier and Metroplex became wholly-owned subsidiaries of the Company, as more specifically described below. As of the Closing Date, the Company’s credit card processing through PSQPayments LLC (“PSQ Payments”) and “Shoot Now Pay Later” financing offering through Credova constitutes related party transactions. Refer to Note 12 for further details.

At the Closing Date, pursuant to the terms of the Merger Agreement and after giving effect to the redemptions of Colombier Class A Ordinary Shares by public shareholders of Colombier for cash:

•
All issued and outstanding Colombier securities not redeemed prior to the Closing Date were cancelled and exchanged for the right to receive equivalent securities of the Company;
•
All issued and outstanding Metroplex securities immediately prior to the Closing Date were cancelled in exchange for the right of the former owners of Metroplex (the “GrabAGun Members”) to receive 10,000,000 newly-issued shares of the Company’s common stock and $50,000,000 in cash, distributed to the GrabAGun Members on a pro rata basis, in accordance with their respective membership interests in Metroplex as of immediately prior to the Closing Date; and
•
300,000 shares of the Company’s common stock were issued to a GrabAGun consultant (the “Consultant”) pursuant to a consulting agreement, as described in Note 7.

As part of the Business Combination:

•
Purchaser Merger Sub merged with and into Colombier, with Colombier continuing as the surviving entity and changing its name from Colombier Acquisition Corp. II to GAG Surviving Corporation, Inc. (the “Colombier Merger”);
•
Company Merger Sub merged with and into GrabAGun, with GrabAGun continuing as the surviving entity (the “GrabAGun Merger” and together with the Colombier Merger, the “Mergers”), and shortly after on July 16, 2025, Metroplex changed its name from Metroplex Trading Company LLC to GrabAGun LLC; and
•
Colombier and GrabAGun became wholly owned subsidiaries of the Company, in each case in accordance with the terms and conditions set forth in the Merger Agreement.

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

Following the Business Combination, the Company continues to operate its business through Metroplex (as a subsidiary of the Company) and its other direct and indirect subsidiaries.

On October 2, 2025, the Company formed 4880 Alpha LLC, a Texas limited liability company (“4880 Alpha”) as a direct, wholly-owned subsidiary of Metroplex, for the purpose of acquiring and owning certain real estate to be used for the Company’s new headquarters.

On October 15, 2025, the Company formed PEW Logistics LLC, a Texas limited liability company (“PEW Logistics”) as a direct, wholly-owned subsidiary of the Company, for the purpose of providing next-generation, white-label direct-to-consumer fulfillment solutions to modernize the firearm supply chain.

Revision of Previously Issued Financial Statements

In connection with the preparation of our consolidated financial statements, the Company identified certain immaterial prior period adjustments related to the recognition of inventory, cost of goods sold, prepaid expenses, and presentation of certain line items within the statements of cash flows and statements of operations.

In accordance with SAB No. 99, “Materiality”, and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, the Company evaluated the errors and determined that the related impacts were not material to its financial statements for any prior annual or interim periods. However, the Company revised the prior period amounts to correct the errors. The applicable notes to the accompanying financial statements have also been corrected to reflect the impact of the revisions of the previously filed financial statements. A summary of the revisions to the previously issued financial information is included in Note 14.

2.
LIQUIDITY AND GOING CONCERN

Historically, the Company’s primary source of liquidity has been funds from operating activities. The Company reported an operating loss for the year ended December 31, 2025, operating income for the year ended December 31, 2024 and had negative cash flows from operations of $0.4 million for the year ended December 31, 2025. As of December 31, 2025, the Company had aggregate cash and cash equivalents of $110.4 million and positive net working capital of $103.9 million.

At the Closing Date of the Business Combination, the Company received proceeds of approximately $119.4 million, after giving effect to all of the terms of the closing, which will be utilized to fund operations. Therefore, management believes that the Company’s existing cash resources coupled with the proceeds from the Business Combination will be sufficient to fund operations for at least the twelve months following the issuance of these consolidated financial statements. In addition, the Company was able to secure financing for its building purchase, and management believes that the Company will be able to obtain additional third-party debt or equity financing to support future operations, if necessary.

3.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements, which include the accounts of the Company and its wholly owned subsidiaries, have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial statements are presented in U.S. dollars, which represent the Company’s reporting currency. Unless otherwise noted, dollars are in thousands.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures of assets and liabilities as of the consolidated balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates include those related to revenue recognition, vendor rebates, depreciable lives of fixed assets and capitalized software, allowance for sales returns, income taxes, stock-based compensation, and incremental borrowing rates.

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

The Company has established an allowance for expected credit losses based upon its analysis of aged receivables and economic conditions. Past-due receivable balances are written off when the Company’s collection efforts have been unsuccessful in collecting the amounts due. As of December 31, 2025 and 2024, the Company has determined that substantially all amounts are collectible, and an allowance was not considered necessary.

	December 31, 2025	December 31, 2024
Cash	$109,896	$6,917
Receivables from third-party financial institutions for credit card transactions	427	884
Receivables from third-party financial institutions for SNPL program	72	86
Cash and cash equivalents	$110,395	$7,887

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

Customer Concentration

As of December 31, 2025 and 2024, no customers accounted for more than 10% of accounts receivable. For the years ended December 31, 2025 and 2024, no customers accounted for more than 10% of revenues.

Vendor Concentration

The Company purchases firearms and ammunition products included on its website directly from manufacturers and wholesale distributors. While the Company sources products from a diverse vendor base, purchases from the Company’s largest wholesale distributors, defined as those accounting for 10% or more of cost of goods sold, represented approximately 51% of inventory and product costs for the year ended December 31, 2025, and 60% of inventory and product costs for the year ended December 31, 2024.

Inventory, net

Inventories, which consist primarily of finished firearms and non-firearms goods, are valued at the lower of cost or net realizable value. Cost is determined using the weighted-average cost method and includes the cost of goods and related freight costs, if any.

The Company records adjustments to its inventories, which are reflected in cost of goods sold, if the cost of specific inventory items on hand exceeds the amount that the Company expects to realize from the ultimate sale or disposal of the inventory. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if necessary. No provision was recognized during the years ended December 31, 2025 and 2024.

In addition, the Company records an estimated reserve amount for the net realizable value of expected future inventory returns related to the Company’s sale returns reserve. The inventory returns reserve balance was $0.3 million as of December 31, 2025 and $0.4 million as of December 31, 2024, and is included in inventory, net within the consolidated balance sheets.

Deferred Transaction Costs

Deferred transaction costs consist of direct legal, accounting, filing and other fees and costs directly attributable to the Company’s Business Combination. The Company capitalized deferred transaction costs prior to the close of the Business Combination and included within the consolidated balance sheets. In July 2025, the Company reclassified all deferred transaction costs related to the Business Combination as a reduction to additional paid-in capital to offset the proceeds received upon the closing of the Business Combination.

Capitalized Software, net

The Company capitalizes certain costs related to the development of its internal-use software and development of its website application in accordance with ASC 350-40, “Intangibles — Goodwill and Other”. These costs consist primarily of internal and external labor and are capitalized during the application development stage, meaning when the research stage is complete, and management has committed to a project to develop software that will be used for its intended purpose. The Company also capitalizes costs incurred during subsequent efforts to significantly upgrade and enhance the functionality of the software. Capitalized costs are included in capitalized software, net within the consolidated balance sheets. Amortization of internal-use software costs is recorded on a straight-line basis over the estimated useful life and begins once the project is substantially complete and the software is ready for its intended purpose. Useful lives range from one to five years, and amortization is included within general and administrative expenses within the consolidated statements of operations.

Cloud Computing Arrangements

The Company incurs costs to implement cloud computing arrangements that are hosted by third-party vendors. For cloud computing arrangements that do not include a software license, implementation costs incurred during the application development stage are capitalized until the software is ready for its intended use. The costs are then amortized on a straight-line basis over the term of the associated hosting arrangement and are included within general and administrative expenses within the consolidated statements of operations. Capitalized costs related to cloud computing arrangements, net of accumulated amortization, are reported as a component of either prepaid expenses and other current assets or other assets on the consolidated balance sheets, depending on the useful life. Cloud computing arrangement implementation costs are classified within operating activities in the consolidated statements of cash flows.

The Company’s capitalized implementation costs for cloud computing arrangements, net consisted of the following (in thousands):

		December 31, 2025
	Balance Sheet Location	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Implementation costs, short-term	Prepaid expenses and other current assets	$192	$8	$184
Implementation costs, long-term	Other assets	322	—	322
Total capitalized cloud computing arrangements implementation costs		$514	$8	$506

These cloud computing arrangements were primarily related to the implementation of the Company’s enterprise resource planning system, among other software implementations. As of December 31, 2025, the Company began amortizing a portion of its implementation costs associated with cloud computing arrangements that were placed into service and recorded a nominal amount of amortization expense during the year ended December 31, 2025. As of the year ended December 31, 2024, the Company had no capitalized cloud computing arrangement implementation costs.

Property and Equipment, net

Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over an asset’s estimated useful life as follows:

Useful life
Furniture and fixtures	7 years
Computers, hardware and software	5 years
Leasehold improvements	Shorter of remaining useful life or lease term
Equipment	10 years
Building	30 years
Land	Indefinite

Maintenance and repairs are charged to operating expense when incurred; additions and improvements that increase the useful life of the asset are capitalized. Upon disposition, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected as other income or expense in the consolidated statements of operations.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, such as property and equipment, capitalized software, capitalized implementation costs associated with cloud computing arrangements, and operating lease right-of-use (“ROU”) asset for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indicators of impairment are present, the Company will perform a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to the asset or asset group in question to the carrying amount. If the undiscounted cash flows used in the test for recoverability are less than the asset or asset group’s carrying amount, the Company will determine the fair value of the asset or asset group and recognize an impairment loss if the carrying amount exceeds its fair value. No impairment charges were recorded on any long-lived assets during the years ended December 31, 2025 and 2024.

Leases

The Company primarily leases real estate property under a non‑cancelable operating lease agreement. On the lease commencement date, the Company recognizes an ROU asset representing its right to use the underlying asset for the lease term on the consolidated balance sheets along with the related lease liability representing its obligation to make lease payments arising from the lease. The ROU asset consists of: (1) the amount of the initial lease obligation; (2) any lease payments made to the lessor at or before the lease commencement date, minus any lease incentives received; and (3) any initial direct cost incurred by the Company. Initial direct costs are incremental costs of a lease that would not have been incurred if the lease had not been obtained and are capitalized as part of the ROU asset. The lease obligation equals the present value of the future cash payments discounted using the rate implicit in the lease whenever that rate is readily determinable. If the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate, which is determined by utilizing management’s judgment based on information available at lease commencement. Lease payments can include fixed payments, variable payments that depend on an index or rate known at the commencement date, and extension option payments or purchase options which the Company is reasonably certain to exercise. In the determination of the lease term, the Company considers the existence of extension or termination options and the probability of those options being exercised.

The Company has elected to apply the short-term lease measurement and recognition exemption to leases with an initial term of 12 months or less. Accordingly, these leases are not recorded on the Company’s consolidated balance sheets; instead, lease expense is recognized over the lease term on a straight-line basis. The Company’s lease agreements may include options to extend or terminate the lease, and these options are included in the lease term when it is reasonably certain the options will be exercised.

Operating lease expense equals the total cash payments recognized on a straight-line basis over the lease term and are reflected in general and administrative expenses within the consolidated statements of operations. The amortization of the right-of-use asset is calculated as the straight-line lease expense less the accretion of the interest on the lease obligation each period. The lease obligation is reduced by the cash payment less interest each period.

The Company’s operating lease is included in the operating lease ROU asset and lease liability within the consolidated balance sheets. The Company has no finance leases.

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

For financial assets and liabilities, including cash and cash equivalents, prepaid expenses and other current assets, other assets, accounts payable, and accrued expenses and other current liabilities, the carrying value approximates fair value due to the relatively short maturity period of these balances. The carrying value of the Company’s long-term debt with a variable interest rate approximates fair value based on instruments with similar terms using level 2 inputs.

Vendor Rebates

From time to time, depending on marketing programs offered by vendors, the Company is eligible for rebates based on various parameters determined by vendors. The Company records the rebates as a reduction to the cost of inventory. The Company records such rebates throughout the fiscal year based on actual results achieved on a year-to-date basis and its expectation that purchase levels and other parameters will be met to earn the rebates.

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

Revenue from retail sales, including sales in which products ordered from distributors are shipped directly to customers (“drop-ship” sales arrangements), is recognized upon delivery of merchandise to the customer’s desired location. As the Company ships large volumes of packages through multiple carriers, actual delivery dates may not always be available; as such, the Company may estimate delivery dates based on historical data.

Certain revenues earned by the Company require judgment to determine if revenue should be recorded gross as principal or net of related costs as an agent, including drop-ship arrangements and third-party shipping and handling costs. For drop-ship arrangements, the Company has concluded that it acts as the principal in the transaction because it maintains control over the product throughout the order process, including directing the shipment, determining the price, and bearing inventory risk. The Company has determined it is the principal in transactions involving shipping and handling costs, as these services are integrated into the fulfillment of the customer’s order and are part of its performance obligation to deliver the product to the customer’s desired location. As such, the Company has concluded that it is acting as the principal, and revenue is recorded gross in net revenues within the consolidated statements of operations. Sales tax amounts collected from customers that are assessed by a governmental authority are excluded from revenue.

Generally, customers may return non-firearm products within 30 days of purchase. Revenue is recognized net of expected returns, which the Company estimates using historical return patterns and its expectation of future returns. The Company’s sales returns reserve totaled $0.4 million as of December 31, 2025 and 2024, and is included in accrued expenses and other current liabilities within the consolidated balance sheets.

Gift Card Sales

Additionally, the Company sells gift cards, which do not have expiration dates, and does not deduct non-usage fees from outstanding gift card balances. Gift card sales represent an open performance obligation for the future delivery of promised goods or services to be provided by the Company and are considered a liability to be subsequently recognized as revenue upon redemption by the customer, which is typically within one year of issuance. Over time, a portion of the outstanding balance of gift cards will not be redeemed by the customer, which is referred to as “breakage”. Revenue is recognized for expected breakage over time in proportion to the pattern of redemption by customers to the extent that breakage revenue is not immaterial. The determination of the gift card breakage is based on the Company’s specific historical redemption patterns. As of December 31, 2025 and 2024, unredeemed gift card balances were immaterial.

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

Shoot & Subscribe™

In August 2025, the Company launched Shoot & Subscribe™, a subscription-based service offering recurring ammunition deliveries at a discounted price. Revenue recognition for this subscription service is consistent with the accounting for the Company’s other product sales and occurs upon the satisfaction of all contractual performance obligations and the transfer of control to the customer, which is typically at the point of delivery. Revenue is measured as the amount of consideration to which the Company expects to be entitled in exchange for the goods, inclusive of the discount applied to recurring subscription transactions.

Unearned Revenue

Unearned revenue is recorded when payments are received or due in advance of completing performance obligations, which primarily relates to the timing difference between the customer order date and the delivery date to the customer’s desired location, as each customer is required to pay for its order at the time of purchase. The Company’s unearned revenue balance within its consolidated balance sheets as of December 31, 2025 and 2024 totaled $2.5 million and $2.3 million, respectively. These balances are recognized as revenue upon transfer of control, which is typically within the first month of the following fiscal period.

Disaggregated Revenue Information

The following table represents a disaggregation of revenue by category. The Company notes that revenue recognition processes are consistent between each category as substantially all of the Company’s sales consist of retail sale transactions directly from its website.

	Year ended December 31,
	2025	2024
Firearm Sales	$81,201	$74,032
Non-Firearm Sales	15,248	19,090
Total Sales	$96,449	$93,122

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

Warrant Instruments

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to a company’s common stock and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of a company’s control, among other conditions for equity classification. This assessment is conducted at the time of issuance and as of each subsequent quarterly period end date while the instruments are outstanding. The warrants were concluded to be equity-classified in Colombier’s historical financial statements prior to the consummation of the Business Combination, and following the closing of the Business Combination, the warrants continue to be equity-classified in the Company’s consolidated financial statements.

Advertising and Marketing

Advertising and marketing costs are expensed when incurred and totaled $0.9 million and $0.5 million for the years ended December 31, 2025 and 2024, respectively. These costs are included in the consolidated statements of operations as sales and marketing expenses.

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

Employee Retention Credits

The Company has accounted for Employee Retention Credits (“ERC”) as a government grant which analogizes to International Accounting Standards (“IAS”) 20, “Accounting for Government Grants and Disclosure of Government Assistance” (“IAS 20”). IAS 20 indicates that income is recognized when there is reasonable assurance the grant will be received and all necessary qualifying conditions, as stated under the ERC program, are met. Under IAS 20, income is recognized on a systematic basis over the periods in which the entity recognizes as expenses the related costs for which the grant is intended to compensate. The Company has elected to account for the credits on a gross basis within other income within the consolidated statements of operations; the ERCs totaled zero and $0.2 million for the years ended December 31, 2025 and 2024, respectively.

Interest Income, net

Interest income, net consists of interest earned on the Company’s overnight cash sweeps, net of interest costs, and is recognized in the consolidated statements of operations.

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

Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which introduced key amendments to enhance disclosures for public entities’ reportable segments. The amendments require disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the entity’s CODM. The amendments also expand the interim segment disclosure requirements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted and requires retrospective application to all prior periods presented in the financial statements. The Company adopted ASU 2023-07 on January 1, 2024. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements but resulted in expanded disclosures within the segment reporting footnote.

In December 2023, FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which provides qualitative and quantitative updates to rate reconciliation and income taxes paid disclosures. The amendments enhance the transparency of income tax disclosures by requiring consistent categories, greater disaggregation of information within the rate reconciliation, and jurisdiction-specific disaggregation of income taxes paid. The Company adopted ASU 2023-09 effective January 1, 2025, applying the amendments prospectively as allowed under the guidance. The adoption of ASU 2023-09 did not have a material impact on the Company’s consolidated financial statements.

In March 2024, the FASB issued ASU 2024-01, “Compensation — Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards” (“ASU 2024-01”). This update provides clarifying guidance by adding an illustrative example demonstrating the application of the scope guidance in paragraph 718-10-15-3, which determines whether profits interest and similar awards should be accounted for in accordance with Topic 718, Compensation — Stock Compensation. The amendments under ASU 2024-01 are effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. The Company adopted ASU 2024-01 effective January 1, 2025, using the prospective adoption method, whereby the amendments apply only to profits interest and similar awards granted or modified after the adoption date. The adoption did not result in a material impact on the Company’s consolidated financial statements.

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

In November 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270) Narrow-Scope Improvements”, which clarified interim disclosure requirements and the applicability of Topic 270. The objective of the update is to provide clarity about current interim requirements. The amendments in this update also include a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments in this ASU are required to be adopted for interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact that the ASU will have on the Company's consolidated financial statements.

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

Transaction Proceeds

Upon closing of the Business Combination, the Company received gross proceeds of $180.6 million from the Business Combination, offset by transaction costs of $13.2 million and cash consideration to GrabAGun Members of $50 million. Transaction costs consist of direct legal, accounting and other fees relating to the consummation of the Business Combination. GrabAGun transaction costs specific and directly attributable to the Business Combination were initially capitalized as incurred as deferred offering costs. Upon the closing of the Business Combination, such transaction costs of $2.0 million were recorded as a reduction to additional paid-in capital as they were related to the issuance of shares. The following table reconciles the elements of the Business Combination to the consolidated statements of cash flows and the consolidated statement of changes in shareholders’ equity for the period ended December 31, 2025:

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

5.
Significant balance sheet componeNts

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31, 2025	December 31, 2024
Software licenses	$276	$330
Implementation costs, short-term	184	—
Prepaid expenses	1,260	120
Other current assets	41	132
Total prepaid expenses and other current assets	$1,761	$582

Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31, 2025	December 31, 2024
Land	$5,561	$—
Furniture and fixtures	163	44
Building construction in progress	2,828	—
Computer hardware and software	107	104
Total property and equipment	8,659	148
Less: accumulated depreciation	(109)	(120)
Total property and equipment, net	$8,550	$28

Depreciation expense was immaterial for the years ended December 31, 2025 and 2024 and is included in general and administrative expenses.

Capitalized Software, Net

Capitalized software, net consisted of the following:

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Website development	$1,463	$1,026	$437
Internal-use software	1,025	681	344
Implementation costs	13	13	—
Total capitalized software	$2,501	$1,720	$781

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Website development	$1,021	$965	$56
Internal-use software	900	552	348
Implementation costs	13	13	—
Total capitalized software	$1,934	$1,530	$404

Additions to capitalized software were $0.6 million and $0.2 million for the years ended December 31, 2025 and 2024, respectively.

Amortization expense was $0.2 million for the year ended December 31, 2025 and $0.3 million for the year ended 2024. The expense is included in general and administrative expenses.

As of December 31, 2025, estimated future amortization expense is expected as follows:

Estimates for the year
2026	$225
2027	188
2028	159
2029	129
2030	80
Thereafter	—
Total capitalized software, net	$781

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31, 2025	December 31, 2024
Sales return estimate	$416	$409
Accrued interest	41	—
Accrued professional services	357	314
Accrued credit card payable	497	356
Accrued bonus	552	—
Other accrued liabilities	584	—
Total accrued expenses and other current liabilities	$2,447	$1,079

6.
LEASES

The Company leases certain office and warehouse space under a single long-term, non-cancelable operating lease. This lease includes one or more options to renew the lease term or terminate the lease. The exercise of these options is at the Company’s discretion and is therefore included in the determination of the lease term when it is reasonably certain the Company will exercise such options. At the end of the current lease term, the lease will transition to a month-to-month arrangement. As the Company’s lease does not contain a readily determinable implicit rate, the Company determined the present value of the lease liability using its incremental borrowing rate at the lease commencement date. The Company’s lease is classified as an operating lease.

The Company entered into a short-term lease for office space in November 2025. The lease has an initial term of 8 months and includes a 3-month renewal option, which the Company expects to exercise. Total lease expense under this agreement for the year ended December 31, 2025, was approximately $27 thousand.

As of December 31, 2025, future payments associated with the Company’s operating lease liability were as follows:

Year ending December 31,	Amount
2026	$41
2027	—
2028	—
2029	—
2030	—
Thereafter	—
Total minimum lease payment	$41
Less: amount representing interest	—
Present value of operating lease obligations	$41

Operating lease liability, current	$41
Operating lease liability, non‑current	—
Total operating lease liability	$41

The remaining lease term and discount rate related to the Company’s ROU asset and lease liability for its operating lease were as follows:

	December 31, 2025	December 31, 2024
Remaining lease term (in years)	0.16	1.16
Discount rate	6.12%	6.12%

Supplemental information concerning the cash flow impact arising from the Company’s lease recorded in the Company’s consolidated statements of cash flows is detailed in the following table:

	Year ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liability	$243	$231

7.
SHAREHOLDERS’ equity

Common Stock

The Company has authorized a total of 200,000,000 shares of common stock, $0.0001 par value per share. The Company has 31,545,268 shares of common stock issued and 29,982,590 shares of common stock outstanding as of December 31, 2025.

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

In connection with the Business Combination, (i) each outstanding Colombier Public Warrant was assumed by the Company and exchanged for a warrant to purchase shares of the Company’s common stock (the “Public Warrants”), and (ii) each outstanding Colombier Private Placement Warrant was assumed by the Company and exchanged for a warrant to purchase shares of the Company’s common stock (the “Private Placement Warrants”).

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

As of December 31, 2025, the Company had 5,666,667 Public Warrants and 5,000,000 Private Placement Warrants that remain outstanding and are accounted for as equity-classified instruments.

Stock Repurchase Program

On August 4, 2025, the Company’s board of directors (the “Board”) authorized a stock repurchase program through the next twelve months or August 2026, to purchase up to $20.0 million of the Company’s common stock (the “2025 Repurchase Program”), which will be funded using existing cash or future cash flows. As of December 31, 2025, $11.1 million remained available for repurchase under the 2025 Repurchase Program. Repurchased shares are recorded as treasury stock and are not formally retired.

The timing and number of shares repurchased will be determined based on an evaluation of market conditions and other factors, including stock price, trading volume, general business and market conditions, and the availability of capital. The 2025 Repurchase Program does not obligate the Company to acquire a specified number of shares and may be modified, suspended, or discontinued at any time. The total cost of repurchases includes broker commissions and the 1% excise tax imposed as part of the Inflation Reduction Act of 2022, which is calculated based on stock repurchases, net of certain stock issuances. Excise taxes levied against a current year’s share repurchases are typically paid in the following year per applicable law. On the Company’s consolidated statements of cash flows, these excise taxes are reflected in the fiscal period of payment.

The following table summarizes the stock repurchase activity for the 1,562,678 shares of common stock repurchased for the year ended December 31, 2025 (in thousands):

December 31, 2025
Cost of repurchases, excluding excise tax	$8,797
Excise tax for share repurchases	87
Total cost of repurchases	$8,884

2025 Stock Incentive Plan

On July 15, 2025, in connection with the Business Combination, the Board approved and adopted the 2025 Stock Incentive Plan (the “2025 Plan”), which provides for the grant of incentive stock options, stock appreciation rights, restricted stock units (“RSUs”), restricted stock awards (“RSAs”), and other forms of stock awards to directors, officers, employees, consultants, and advisors of the Company.

The Board is responsible for the administration of the 2025 Plan and determines the term, exercise price, and vesting terms of each award. As of December 31, 2025, the total number of shares of common stock available for issuance under the 2025 Plan was 3,021,378 shares.

RSAs and RSUs

During the year ended December 31, 2025, the Company granted RSAs and RSUs under the 2025 Plan to employees, advisors, and members of the Board. Each award entitles the recipient to one share of common stock upon time-based vesting. The Company measures the fair value of these awards using the stock price on the date of grant. Stock-based compensation expense for RSAs and RSUs is recorded on a straight-line basis over the vesting period.

The following is a summary of the Company’s unvested RSA and RSU activity under the 2025 Plan during year ended December 31, 2025:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding as of December 31, 2024	—	$—
Granted	764,054	5.21
Forfeited	(485)	5.15
Vested	(33,333)	4.55
Outstanding as of December 31, 2025	730,236	$5.24

Restricted Member Interest Unit Granted to Consultant

On January 6, 2025, the Company granted restricted member interest units (“RUs”) to a consultant, valued at $2.9 million as of the grant date. The RUs include a performance vesting condition tied to the consummation of the Business Combination. At the close of the Business Combination, the RUs were settled in the form of 300,000 shares of the Company’s common stock. The Company determined that these awards fall within the scope of ASC 718. For the year ended December 31, 2025, the Company recognized the entire grant date fair value of the RUs as stock-based compensation as all performance conditions were deemed satisfied.

Stock-Based Compensation

Stock-based compensation expense during the year ended December 31, 2025 was $3.8 million and is recorded to general and administrative expense within the Company’s consolidated statements of operations. Additionally, there is a nominal amount of stock-based compensation included in capitalized software, net on the Company’s consolidated balance sheets. During the year ended December 31, 2024, the Company did not recognize any stock-based compensation expense. As of December 31, 2025, the Company had $3.1 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 2.37 years.

8.
NET INCOME (LOSS) PER SHARE

The weighted-average number of common stock outstanding prior to the Business Combination has been adjusted to reflect the reverse recapitalization. Common stock issued upon the Closing Date to GrabAGun Members has been included in the basic and diluted net income (loss) per share calculation retroactively for all periods prior to the Business Combination.

Basic and diluted net income (loss) per share attributable to common shareholders was calculated as follows (in thousands, except for shares):

	For the Year Ended December 31,
	2025	2024 (a)
Numerator:
Net income (loss)	$(2,507)	$4,509
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	19,531,982	10,000,000
Net income (loss) per share attributable to common shareholders	$(0.13)	$0.45

(a) See Note 14.

During the year ended December 31, 2024, the Company had no potentially dilutive securities outstanding; therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net income per share attributable to common shareholders is the same.

During the year ended December 31, 2025, the Company reported a net loss. The Company’s potentially dilutive securities, which include RSAs, RSUs, and equity-classified warrants have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common shareholders is the same.

The following outstanding potentially dilutive common stock equivalents were excluded from the computation of diluted net loss per share due to their anti-dilutive effect for the year ended December 31, 2025:

Shares
Unvested RSUs	641,778
Unvested RSAs	88,458
Warrants	10,666,667
Total	11,396,903

As of December 31, 2025, unvested RSAs granted during the year are not considered legally issued and outstanding. Therefore, these shares are excluded from the common stock issued and outstanding on the consolidated balance sheets and statements of changes in shareholders’ equity.

As of December 31, 2025, RSUs vested during the year were not issued and outstanding because they had not yet been settled into common stock. Therefore, these shares are excluded from the common stock issued and outstanding on the consolidated balance sheets and statements of changes in shareholders’ equity. However, all vested RSUs are included in the calculation of the weighted-average shares outstanding for purposes of calculating net loss per share.

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

The CODM uses multiple measures of performance including net income (loss) to assess performance, evaluate cost optimization, and allocate financial, capital and personnel resources. Asset information is not presented as the CODM does not use asset information for purposes of making operating decisions, allocating resources, and evaluating financial performance.

The following table sets forth significant expense categories and other specified amounts included in net income (loss) that are reviewed by the CODM, or are otherwise regularly provided to the CODM, for the years ended December 31, 2025 and 2024:

	Year ended December 31,
	2025	2024 (a)
Net revenues	$96,449	$93,122
Less:
Inventory and product costs	$80,995	$80,001
Stock-based compensation expense	3,781	—
Depreciation and amortization expense	217	310
Other costs and expenses[1]	15,831	8,543
Interest income, net	(1,868)	(241)
Net income (loss)	$(2,507)	$4,509

(a) See Note 14.

(1)
Other costs and expenses primarily consists of employee compensation expense, legal and professional services, shipping expenses, payment processing fees, income tax expense, and program and web development expenses.

As of December 31, 2025 and 2024, all of the Company’s property and equipment were maintained in the United States. For the years ended December 31, 2025 and 2024, all of the Company’s revenues and expenses were generated and incurred in the United States.

10.
INCOME TAXES

Prior to the Business Combination, Metroplex was classified as an S-Corporation under the Internal Revenue Code. As an S-Corporation, the entity’s profits and losses were passed through directly to its owners for tax reporting purposes. Following the closing of the Business Combination, the Company’s status as an S-Corporation was terminated, and it became subject to taxation as a C-Corporation.

Income tax expense consisted of the following:

	Year ended December 31,
	2025	2024
Current:
Federal	$—	$—
State	12	11
Total current expense	12	11
Deferred
Federal	—	—
State	—	—
Total deferred expense	—	—
Total income tax expense	$12	$11

The significant variance in the effective tax rate from the statutory tax rate for the years ended December 31, 2025 and 2024 was primarily due to the impact of permanent items, state taxes, change in tax status and the establishment of a valuation allowance. A reconciliation of the income tax expense computed at the statutory federal tax rate to the actual income tax expense consists of the following:

	Year ended December 31,
	2025		2024
US Federal Statutory Income Tax Rate	$(524)	21.00%	$947	21.00%
Domestic Federal Reconciling Items:
Non-taxable income	(172)	6.90%	(947)	(21.00)%
Other	8	(0.34)%	—	0.00%
Change in tax status	201	(8.05)%	—	0.00%
Domestic state and local income taxes, net of federal effect
Texas (1)	10	(0.39)%	11	0.24%
Change in valuation allowance	489	(19.62)%	—	0.00%
Effective tax rate	$12	(0.50)%	$11	0.24%

(1) For the year ended December 31, 2025, state taxes in Texas made up 100% of the tax effect in this category.

The Company accounts for income taxes in accordance with the recognition and measurement provisions of ASC 740, “Income Taxes” (“ASC 740”). Under ASC 740, a valuation allowance is required when it is “more likely than not” that some or all of the net deferred tax assets will not be realized. The determination of whether a valuation allowance is necessary requires careful evaluation of both positive and negative evidence, with the weight given to such evidence proportional to the extent it can be objectively verified. Based on its assessment, the Company has determined that a valuation allowance is necessary for its net deferred tax assets. The Company will continue to evaluate the need for a valuation allowance in future reporting periods based on all relevant information available at that time.

The components of the Company’s deferred taxes consist of the following:

	Year ended December 31,
	2025	2024
Deferred tax assets
Net operating loss carry-forwards	$642	$—
Stock-based compensation	172	—
Lease liability	9	—
Accruals	124	—
Charitable contributions	6	—
Total deferred tax assets	953	—
Valuation allowance	(489)	—
Net deferred tax assets	$464	$—
Deferred tax liabilities
Intangible assets basis difference	$143	$—
Reserves	15	—
Property, plant, and equipment	34	—
Right-of-use asset	8	—
Prepaid	264	—
Total deferred tax liabilities	$464	$—
Net deferred tax assets	$—	$—

As of December 31, 2025 and 2024, the Company had federal net operating loss (“NOL”) carryforwards of approximately $3.1 million and $0 respectively, which may be available to reduce future taxable income and may be carried forward indefinitely, but be limited to 80% of taxable income. As of December 31, 2025 and 2024, the Company had no combined state NOL.

ASC 740 provides guidance on the financial statement recognition and measurement for uncertain income tax positions that are taken or expected to be taken in a company’s income tax return. The Company has evaluated its tax positions and believes there are no uncertain tax positions as of December 31, 2025 and 2024.

In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into United States federal law. The Company expects to benefit from certain provisions contained in the OBBBA, including increased interest expense deductions and bonus depreciation, but the Company is still evaluating the impact of this law on its income tax disclosures and consolidated financial statements. The Company does not believe it will have a material impact on its consolidated financial statements.

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

There were no other commitments and contingencies as of December 31, 2025 and 2024.

12.
RELATED PARTIES

As of the Closing Date of the Business Combination, PSQ Holdings, Inc. (“PublicSquare”) and its wholly owned subsidiaries, Credova and PSQ Payments, constitute related parties to the Company. PSQ Payments provide credit card processing services to the Company, while Credova facilities financing for the Company’s customers through its SNPL program. Specifically, three members of the Company’s Board of Directors also hold management positions within PublicSquare.

Upon closing of the Business Combination and through December 31, 2025, the Company incurred fees for these services under existing agreements which totaled $1.0 million and are recorded within cost of goods sold on the consolidated statements of operations.

13.
DEBT

In November 2025, the Company entered into a Business Loan Agreement that consisted of a delayed draw term loan (the “Loan”) to fund the acquisition of a building for use as its corporate headquarters and primary inventory warehouse. The Loan provides for a 12-month draw period, commencing in November 2025, during which advances may be made up to the maximum principal amount of $8.5 million. After the draw period concludes in November 2026, no additional advances may be made, and quarterly interest payments begin in February 2026, with principal and interest payments commencing in February 2027. As of December 31, 2025, the Company has drawn $6.9 million under the Loan.

Interest during the draw period accrues at a variable rate, calculated as a one-month Term Secured Overnight Financing Rate (“SOFR”) plus 1.85%. Following the conclusion of the draw period, the interest adjusts to a fixed rate, determined as the lender’s Tier Cost of Funds (“COF”) plus 1.85%. Principal payments are amortized over a 20-years schedule, with the remaining unpaid principal balance due as a payment upon maturity in November 2036. During the year ended December 31, 2025, the Company incurred $41 thousand of interest expense, recorded within interest income, net on the consolidated statements of operations. As of December 31, 2025, accrued interest totaled $41 thousand and was included within accrued expenses and other current liabilities on the consolidated balance sheets. The difference between the stated interest rate and the effective interest rate was not significant; the stated interest rate for the fiscal year was 5.80%. As of December 31, 2025, the outstanding balance of the Loan was recorded within long-term debt, net on the consolidated balance sheets.

The Loan is secured by a trust deed covering the corporate headquarters and inventory warehouse, along with associated improvements, fixtures, rents, and related personal property. Additionally, the Loan includes an assignment of rents related to this property. The Loan is guaranteed by the Company pursuant to a guarantee agreement executed in November 2025. Under the terms of the agreement, the Company and its consolidated subsidiaries are required to maintain a minimum fixed charge coverage ratio of 1.25x on a trailing twelve-month basis. As of December 31, 2025, the Company was in compliance with all applicable covenants.

As the Loan was issued with an initial variable rate of interest, the Company believes that the fair value of the obligation is approximated by the carrying value of the Loan as of December 31, 2025. The carrying value of the Loan includes the outstanding principal amount, less unamortized debt issuance costs. Therefore, the Company assumes the carrying value of the debt would closely approximate the fair value of the Loan obligation based on Level 2 inputs since the Loan carries a variable interest rate that is based on the one-month Term SOFR during the draw period.

The following table presents the schedule of maturities for the Term Loan as of December 31, 2025:

Year Ended December 31, 2025	Amount
2026	$-
2027	345
2028	345
2029	345
2030	345
Thereafter	5,507
Total debt principal payments	6,887
Unamortized debt issuance costs	13
Long-term debt	$6,900

14.
REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In preparing the consolidated financial statements as of and for the year ended December 31, 2025, the Company identified certain errors in its previously issued financial statements related to the recognition of inventory, cost of goods sold, and prepaid expenses and presentation of certain line items within the statements of cash flows and statements of operations. Accordingly, during 2024 and 2023, and the first nine months of 2025 certain immaterial errors existed.

The Company assessed the materiality of the misstatements both quantitatively and qualitatively and determined the correction of these errors to be immaterial to all prior consolidated financial statements taken as a whole and, therefore, amending previously filed reports to correct the errors was not required. However, the Company has revised the prior period amounts to correct the prior periods financial statements as summarized below. The Company will also revise such information in future filings to reflect the correction of the errors. The remainder of the notes to the Company’s consolidated financial statements have been updated and revised, as applicable, to reflect the impacts of the adjustments described above.

The following tables summarize the revisions of previously-issued financial statements (in thousands):

Audited Balance Sheets

	As of December 31, 2024			As of December 31, 2023
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Inventory, net	$4,771	$(527)	$4,244	$4,204	$(735)	$3,469
Total current assets	13,492	(527)	12,965	15,782	(735)	15,047
Total assets	14,231	(527)	13,704	16,867	(735)	16,132
Retained earnings	1,916	(527)	1,389	2,035	(735)	1,300
Shareholders' equity	1,917	(527)	1,390	2,036	(735)	1,301
Total liabilities and Shareholders' equity	14,231	(527)	13,704	16,867	(735)	16,132

Audited Statements of Operations

	For the year ended December 31, 2024			For the year ended December 31, 2023
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Cost of goods sold	$83,621	$(208)	$83,413	$86,168	$(182)	$85,986
Gross profit	9,501	208	9,709	10,115	182	10,297
General and administrative	5,062	(11)	5,051	5,236	-	5,236
Income from operations	3,896	219	4,115	4,170	182	4,352
Income tax expense	-	11	11	-	-	-
Net income	4,301	208	4,509	4,337	182	4,519
Net income per share, basic and diluted	0.43	0.02	0.45	0.43	0.02	0.45

Audited Statements of Cash Flows

	For the year ended December 31, 2024			For the year ended December 31, 2023
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Operating activities:
Net income	$4,301	$208	$4,509	$4,337	$182	$4,519
Sales return allowance	97	(194)	(97)	48	-	48
Inventory returns reserve	51	4	55	(14)	(0.5)	(14)
Inventory, net	(617)	(212)	(829)	(342)	(181)	(523)
Deferred transaction costs	(252)	252	-	-	-	-
Accounts payable	(2,084)	(213)	(2,297)	167	-	167
Accrued and other current liabilities	32	194	226	89	-	89
Net cash provided by operating activities	1,719	39	1,758	4,764	-	4,764
Financing activities:
Payments of deferred transaction costs	-	(39)	(39)	-	-	-
Net cash used in financing activities	(4,420)	(39)	(4,459)	(2,600)	-	(2,600)

Unaudited Balance Sheets

	As of March 31, 2025			As of June 30, 2025			As of September 30, 2025
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Inventory, net	$6,320	$(550)	$5,770	$5,826	$(358)	$5,468	$7,341	$(609)	$6,732
Prepaid expenses and other current assets	440	-	440	414	-	414	2,930	(1,133)	1,797
Total current assets	15,213	(550)	14,663	12,557	(358)	12,199	119,817	(1,742)	118,075
Other assets	56	-	56	90	-	90	225	800	1,025
Total assets	15,940	(550)	15,390	13,289	(358)	12,931	120,766	(942)	119,824
Retained earnings (accumulated deficit)	1,014	(550)	464	624	(358)	266	(4,160)	(942)	(5,102)
Shareholders' equity	1,015	(550)	465	625	(358)	267	107,549	(942)	106,607
Total liabilities and Shareholders' equity	15,940	(550)	15,390	13,289	(358)	12,931	120,766	(942)	119,824

Unaudited Statements of Operations

	For the three months ended March 31, 2025			For the three months ended March 31, 2024
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Cost of goods sold	$21,068	$23	$21,091	$24,509	$(331)	$24,178
Gross profit	2,263	(23)	2,240	2,091	331	2,422
Income from operations	65	(23)	42	687	331	1,018
Net income	118	(23)	95	760	331	1,091
Net income per share, basic and diluted	0.01	(0.002)	0.01	0.08	0.03	0.11

	For the three months ended June 30, 2025			For the three months ended June 30, 2024			For the six months ended June 30, 2025			For the six months ended June 30, 2024
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Cost of goods sold	$19,178	$(193)	$18,985	$18,331	$(111)	$18,220	$40,246	$(170)	$40,076	$42,840	$(442)	$42,398
Gross profit	2,050	193	2,243	2,060	111	2,171	4,313	170	4,483	4,151	442	4,593
Income from operations	589	193	782	713	111	824	654	170	824	1,400	442	1,842
Net income	630	193	823	880	111	991	748	170	918	1,640	442	2,082
Net income per share, basic and diluted	0.06	0.02	0.08	0.09	0.01	0.10	0.07	0.02	0.09	0.16	0.04	0.20

	For the three months ended September 30, 2025			For the three months ended September 30, 2024			For the nine months ended September 30, 2025			For the nine months ended September 30, 2024
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Cost of goods sold	$19,887	$252	$20,139	$18,343	$91	$18,434	$60,132	$82	$60,214	$61,183	$(352)	$60,831
Gross profit	2,380	(252)	2,128	1,831	(91)	1,740	6,693	(82)	6,611	5,982	352	6,334
General and administrative	6,309	333	6,642	1,213	-	1,213	9,706	333	10,039	3,690	-	3,690
Total operating expenses	6,559	333	6,892	1,325	-	1,325	10,218	333	10,551	4,076	-	4,076
Income (loss) from operations	(4,179)	(585)	(4,764)	506	(91)	415	(3,525)	(415)	(3,940)	1,906	352	2,258
Net income (loss)	(3,253)	(585)	(3,838)	554	(91)	463	(2,506)	(415)	(2,921)	2,194	352	2,546
Net income (loss) per share, basic and diluted	(0.12)	(0.02)	(0.14)	0.06	(0.01)	0.05	(0.16)	(0.03)	(0.19)	0.22	0.04	0.26

Unaudited Statements of Changes in Shareholders’ Equity

	As Previously Reported		Adjustment	As Revised
	Retained Earnings (Accumulated Deficit)	Total Shareholders' Equity	Retained Earnings (Accumulated Deficit)	Retained Earnings (Accumulated Deficit)	Total Shareholders' Equity
Balance as of December 31, 2023	$2,035	$2,036	$(735)	$1,300	$1,301
Net income	760	760	331	1,091	1,091
Balance as of March 31, 2024	1,135	1,136	(404)	731	732
Net income	880	880	111	991	991
Balance as of June 30, 2024	915	916	(293)	622	623
Net income	554	554	(91)	463	463
Balance as of September 30, 2024	909	910	(384)	525	526

	As Previously Reported		Adjustment	As Revised
	Retained Earnings (Accumulated Deficit)	Total Shareholders' Equity	Retained Earnings (Accumulated Deficit)	Retained Earnings (Accumulated Deficit)	Total Shareholders' Equity
Balance as of December 31, 2024	$1,916	$1,917	$(527)	$1,389	$1,390
Net income	118	118	(23)	95	95
Balance as of March 31, 2025	1,014	1,015	(550)	464	465
Net income	630	630	193	823	823
Balance as of June 30, 2025	624	625	(358)	266	267
Net loss	(3,253)	(3,253)	(585)	(3,838)	(3,838)
Balance as of September 30, 2025	(4,160)	107,549	(942)	(5,102)	106,607

Unaudited Statements of Cash Flows

	For the three months ended March 31, 2025			For the three months ended March 31, 2024
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Operating activities:
Net income	$118	$(23)	$95	$760	$331	$1,091
Sales return allowance	73	(147)	(74)	117	(233)	(116)
Inventory returns reserve	59	4	63	65	5	70
Inventory, net	(1,608)	19	(1,589)	(319)	(336)	(655)
Deferred transaction costs	(783)	783	-	-	-	-
Accounts payable	2,915	(136)	2,779	(1,043)	-	(1,043)
Accrued and other current liabilities	(263)	147	(116)	(242)	233	(9)
Net cash provided by (used in) operating activities	633	647	1,280	(1,555)	-	(1,555)
Financing activities:
Payments of deferred transaction costs	-	(647)	(647)	-	-	-
Net cash used in financing activities	(1,020)	(647)	(1,667)	(1,660)	-	(1,660)

	For the six months ended June 30, 2025			For the six months ended June 30, 2024
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Operating activities:
Net income	$748	$170	$918	$1,640	$442	$2,082
Sales return allowance	142	(285)	(143)	219	(439)	(220)
Inventory returns reserve	115	8	123	148	10	158
Inventory, net	(1,170)	(177)	(1,347)	433	(453)	(20)
Accrued and other current liabilities	(556)	285	(271)	(206)	439	233

	For the nine months ended September 30, 2025			For the nine months ended September 30, 2024
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Operating activities:
Net income (loss)	$(2,506)	$(415)	$(2,921)	$2,194	$352	$2,546
Inventory returns reserve	106	7	113	146	10	156
Inventory, net	(2,676)	75	(2,601)	(678)	(362)	(1,040)
Prepaid expenses and other current assets	(2,348)	1,133	(1,215)	350	-	350
Other assets	(181)	(800)	(981)	2	-	2
Accounts payable	1,858	(87)	1,771	(2,205)	-	(2,205)
Net cash provided by (used in) operating activities	(2,974)	(87)	(3,061)	(1,042)	-	(1,042)
Financing activities:					-
Payment for stock repurchase	(8,884)	87	(8,797)	-	-	-
Net cash provided by (used in) financing activities	104,933	87	105,020	(3,320)	-	(3,320)

15. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued.

During January 2026, the Company repurchased 539,557 shares under the 2025 Share Repurchase Program, at an average price of $3.16 per share totaling $1.7 million. As of March 12, 2026, approximately $9.4 million remained available under the 2025 Repurchase Program.

In March 2026, the Company entered into a Construction Agreement (“Construction Agreement”) with The Infinity Group, LLC (“Infinity”), a company controlled by the father-in-law of an executive officer of the Company, following a competitive bidding process. Under the Construction Agreement, Infinity will perform interior construction and repair services for the Company’s new headquarters located in Farmers Branch, Texas. The Construction Agreement provides for payments of up to approximately $5.2 million over an eight-month period.