Form 10-Q
period 2026-03-31
GrabAGun Digital Holdings Inc.
filed 2026-05-13
CIK 2051380

share

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 11, 2026, the registrant had 29,400,073 shares of common stock outstanding.

GRABAGUN DIGITAL HOLDINGS INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 31, 2026

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GRABAGUN DIGITAL HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	March 31,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$106,428	$110,395
Inventory, net	9,156	8,532
Prepaid expenses and other current assets	1,228	1,761
Total current assets	116,812	120,688

Capitalized software, net	893	781
Property and equipment, net	9,694	8,550
Operating lease right-of-use asset	—	39
Other assets	1,150	1,204
Total assets	$128,549	$131,262

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$13,033	$11,833
Operating lease liability, current	—	41
Accrued expenses and other current liabilities	2,038	2,447
Unearned revenue	1,824	2,453
Total current liabilities	16,895	16,774

Long-term debt	7,768	6,887
Total liabilities	24,663	23,661

Commitments and Contingencies (Note 11)

Shareholders' Equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized; 31,698,936 shares issued and 29,366,740 shares outstanding as of March 31, 2026 and 31,545,268 shares issued and 29,982,590 outstanding as of December 31, 2025	3	3
Treasury stock, 2,332,196 shares as of March 31, 2026 and 1,562,678 shares as of December 31, 2025	(11,269)	(8,884)
Additional paid-in capital	121,676	121,171
Accumulated deficit	(6,524)	(4,689)
Total shareholders' equity	103,886	107,601
Total liabilities and shareholders' equity	$128,549	$131,262

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRABAGUN DIGITAL HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)

	For the Three Months Ended March 31,
	2026	2025
Net revenues	$25,928	$23,331
Cost of goods sold	23,162	21,091
Gross profit	2,766	2,240

Operating expenses:
Sales and marketing	280	239
General and administrative	5,127	1,959
Total operating expenses	5,407	2,198
Income (loss) from operations	(2,641)	42

Other income:
Interest income, net	802	53
Other income, net	4	—
Total other income	806	53

Income (loss) before income tax expense	(1,835)	95
Income tax expense (benefit)	—	—
Net income (loss)	$(1,835)	$95

Weighted-average shares outstanding, basic and diluted	29,653,801	10,000,000
Net income (loss) per share, basic and diluted	$(0.06)	$0.01

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRABAGUN DIGITAL HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Common Stock		Treasury Stock		Additional Paid in	Retained	Total Shareholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance as of December 31, 2024	10,000,000	$1	—	$—	$—	$1,389	$1,390
Distribution to GrabAGun Members	—	—	—	—	—	(1,020)	(1,020)
Net income	—	—	—	—	—	95	95
Balance as of March 31, 2025	10,000,000	$1	—	$-	$-	$464	$465

	Common Stock		Treasury Stock		Additional	Accumulated	Total Shareholders'
	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	Equity
Balance as of December 31, 2025	29,982,590	$3	1,562,678	$(8,884)	$121,171	$(4,689)	$107,601
Repurchase of common stock, including excise tax	(769,518)	—	769,518	(2,385)	—	—	(2,385)
Stock-based compensation	—	—	—	—	505	—	505
Issuance of restricted stock awards	87,973	—	—	—	—	—	—
Forfeiture of restricted stock awards	(970)	—	—	—	—	—	—
Vesting of restricted stock units	66,665	—	—	—	—	—	—
Net loss	—	—	—	—	—	(1,835)	(1,835)
Balance as of March 31, 2026	29,366,740	$3	2,332,196	$(11,269)	$121,676	$(6,524)	$103,886

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRABAGUN DIGITAL HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	For The Three Months Ended March 31,
	2026	2025
Operating activities:
Net income (loss)	$(1,835)	$95
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	503	—
Depreciation of property and equipment	9	5
Amortization of software development costs	66	46
Non-cash lease expense	39	55
Sales return allowance	(67)	(74)
Inventory returns reserve	58	63
Changes in operating assets and liabilities:
Inventory, net	(682)	(1,589)
Prepaid expenses and other current assets	533	142
Other assets	54	(12)
Accounts payable	1,159	2,779
Operating lease liability	(41)	(56)
Accrued and other current liabilities	(827)	(116)
Unearned revenue	(629)	(58)
Net cash provided by (used in) operating activities	(1,660)	1,280

Investing activities:
Purchase of property and equipment	(1,096)	(7)
Additions to capitalized software	(155)	(75)
Net cash used in investing activities	(1,251)	(82)

Financing activities:
Distributions to GrabAGun Members	—	(1,020)
Payments of deferred transaction costs	—	(647)
Proceeds from borrowings, net	979	—
Payment for stock repurchases	(2,035)	—
Net cash provided by (used in) financing activities	(1,056)	(1,667)

Net increase (decrease) in cash and cash equivalents	(3,967)	(469)
Cash and cash equivalents, beginning of period	110,395	7,887
Cash and cash equivalents, end of period	$106,428	$7,418

Supplemental disclosures of non-cash investing and financing activities:
Deferred transaction costs included in accounts payable	$—	$136
Stock-based compensation expense capitalized in internal-use software development costs	$2	$—
Accrued treasury stock repurchases	$328	$—
Additions of capitalized software included within accounts payable	$22	$10
Purchases of property and equipment included within accounts payable	$57	$—
Excise tax for stock repurchase included within accounts payable	$109	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRABAGUN DIGITAL HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

1.
ORGANIZATION AND DESCRIPTION OF BUSINESS

GrabAGun Digital Holdings Inc. (the “Company”) is a multi-brand eCommerce retailer of firearms, ammunition and related accessories. The Company’s firearm products are ordered and paid for by customers online through the Company’s eCommerce site and mobile app and are delivered to them on-premises through their choice of federal firearm licensed dealers nationwide or, for certain accessories, delivered directly to customers. The Company’s network of localized firearm dealers perform background checks on firearms purchasers and complete sales forms as mandated by federal and state firearm regulations.

The Company aims to simplify the firearms and ammunition purchasing process for its customers through, among other things, enhanced selection, procurement and regulatory compliance assistance. The Company also offers “Shoot Now Pay Later” (“SNPL”) financing options through Credova Financial, LLC (“Credova”), providing qualifying customers with more flexible payment schedules, as further described below. The Company does not manufacture products; however, the Company’s multi-brand product offerings and long-term relationships with its vendors enable the Company to provide the breadth and diversity of products to best address each customer’s specific needs. The Company has developed industry-leading solutions for supply chain management, combining dynamic inventory and order management with AI-powered pricing and demand forecasting. These advancements enhance the Company’s ability to provide seamless logistics and a streamlined experience for its customers.

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

On July 15, 2025 (the “Closing Date”), pursuant to the terms of the Merger Agreement, the Mergers (as defined below) and the other transactions contemplated by the Merger Agreement were consummated (collectively, the “Business Combination”), whereby Colombier and Metroplex became wholly-owned subsidiaries of the Company, as more specifically described below. As of the Closing Date, the Company’s credit card processing through PSQPayments LLC (“PSQ Payments”) and “Shoot Now Pay Later” financing offering through Credova constitute related party transactions. Refer to Note 12 for further details.

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
•
Company Merger Sub merged with and into Metroplex, with Metroplex continuing as the surviving entity (the “GrabAGun Merger” and together with the Colombier Merger, the “Mergers”), and shortly after on July 16, 2025, Metroplex changed its name from Metroplex Trading Company LLC to GrabAGun LLC; and
•
Colombier and Metroplex became wholly owned subsidiaries of the Company, in each case in accordance with the terms and conditions set forth in the Merger Agreement.

On July 16, 2025, the Company’s common stock and warrants began trading on the New York Stock Exchange (the “NYSE”) under the ticker symbols “PEW” and “PEWW,” respectively. On October 21, 2025, the Company’s common stock also began trading on a new stock exchange, the NYSE Texas. The Company continues to maintain its primary listing on the NYSE and its shares trade under the same “PEW” ticker symbol on both exchanges.

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

On October 15, 2025, the Company formed PEW Logistics LLC, a Texas limited liability company (“PEW Logistics”) as a direct, wholly-owned subsidiary of the Company, for the purpose of providing next-generation, white-label direct-to-consumer fulfillment solutions to modernize the firearms supply chain.

2.
LIQUIDITY AND GOING CONCERN

Historically, the Company’s primary source of liquidity has been funds from operating activities. The Company reported an operating loss for the three months ended March 31, 2026, operating income for the three months ended March 31, 2025, and had negative cash flows from operations of $1.7 million for the three months ended March 31, 2026. As of March 31, 2026, the Company had aggregate cash and cash equivalents of $106.4 million and positive net working capital of $99.9 million.

At the Closing Date of the Business Combination, the Company received proceeds of approximately $119.4 million, after giving effect to all of the terms of the closing, which will be utilized to fund operations. Therefore, management believes that the Company’s existing cash resources coupled with the proceeds from the Business Combination will be sufficient to fund operations for at least the twelve months following the issuance of these unaudited condensed consolidated financial statements. In addition, the Company was able to secure financing for its new headquarters real estate purchase, and management believes that the Company will be able to obtain additional third-party debt or equity financing to support future operations, if necessary.

3.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the financial statements of the Company, all entities that are wholly-owned by the Company and all entities in which the Company has a controlling financial interest. All intercompany transactions and balances have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements in accordance with GAAP have been omitted. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation. Such reclassifications had no impact on previously reported net income or stockholders’ equity.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The carrying values of cash and cash equivalents approximate their fair values due to the short-term nature of these instruments. Receivables from third-party financial institutions for credit card transactions and the Company’s Shoot Now Pay Later program are included as they typically settle within five days or less and are recorded at the expected realizable value, net of any fees owed to the credit card processor and the financing entity.

The Company has established an allowance for expected credit losses based upon its analysis of aged receivables and economic conditions. Past-due receivable balances are written off when the Company’s collection efforts have been unsuccessful in collecting the amounts due. As of March 31, 2026 and December 31, 2025, the Company has determined that substantially all amounts are collectible, and an allowance was not considered necessary. The following table sets forth the Company’s cash and cash equivalents as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Cash	$105,858	$109,896
Receivables from third-party financial institutions for credit card transactions	489	427
Receivables from third-party financial institutions for SNPL program	81	72
Cash and cash equivalents	$106,428	$110,395

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

Customer Concentration

As of March 31, 2026 and December 31, 2025, no customers accounted for more than 10% of accounts receivable. For the three months ended March 31, 2026 and 2025, no customers accounted for more than 10% of revenues.

Vendor Concentration

The Company purchases firearms and ammunition products included on its website directly from both manufacturers and wholesale distributors. While the Company sources products from a diverse vendor base, purchases from the Company’s largest wholesale distributors, defined as those accounting for 10% or more of cost of goods sold, represented approximately 38% of inventory and product costs for the three months ended March 31, 2026 and 49% of inventory and product costs for the three months ended March 31, 2025.

Inventory, net

Inventories, which consist primarily of finished firearms and non-firearms goods, are valued at the lower of cost or net realizable value. Cost is determined using the weighted-average cost method and includes the cost of goods and related freight costs, if any.

The Company records adjustments to its inventories, which are reflected in cost of goods sold, if the cost of specific inventory items on hand exceeds the amount that the Company expects to realize from the ultimate sale or disposal of the inventory. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if necessary. No provision was recognized during the three months ended March 31, 2026 and 2025.

In addition, the Company records an estimated reserve amount for the net realizable value of expected future inventory returns related to the Company’s sale returns reserve. The inventory returns reserve balance was $0.3 million as of March 31, 2026 and December 31, 2025, and is included in inventory, net within the condensed consolidated balance sheets.

Capitalized Software, net

The Company capitalizes certain costs related to the development of its internal-use software and development of its website application in accordance with ASC 350-40, “Intangibles — Goodwill and Other.” These costs consist primarily of internal and external labor and are capitalized during the application development stage, meaning when the research stage is complete, and management has committed to a project to develop software that will be used for its intended purpose. The Company also capitalizes costs incurred during subsequent efforts to significantly upgrade and enhance the functionality of the software. Capitalized costs are included in capitalized software, net within the condensed consolidated balance sheets. Amortization of internal-use software costs is recorded on a straight-line basis over the estimated useful life and begins once the project is substantially complete and the software is ready for its intended purpose. Useful lives range from one to five years, and amortization is included within general and administrative expenses within the condensed consolidated statements of operations.

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

The Company’s capitalized implementation costs for cloud computing arrangements, net consisted of the following (in thousands):

		March 31, 2026
	Balance Sheet Location	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Implementation costs, short-term	Prepaid expenses and other current assets	$278	$25	$253
Implementation costs, long-term	Other assets	321	—	321
Total capitalized cloud computing arrangements implementation costs		$599	$25	$574

		December 31, 2025
	Balance Sheet Location	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Implementation costs, short-term	Prepaid expenses and other current assets	$192	$8	$184
Implementation costs, long-term	Other assets	322	—	322
Total capitalized cloud computing arrangements implementation costs		$514	$8	$506

These cloud computing arrangements were primarily related to the implementation of the Company’s enterprise resource planning system, among other software implementations. The Company recorded a nominal amount of amortization expense during the three months ended March 31, 2026 and 2025.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, such as property and equipment, capitalized software, capitalized implementation costs associated with cloud computing arrangements, and operating lease right-of-use (“ROU”) asset for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indicators of impairment are present, the Company will perform a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to the asset or asset group in question to the carrying amount. If the undiscounted cash flows used in the test for recoverability are less than the asset or asset group’s carrying amount, the Company will determine the fair value of the asset or asset group and recognize an impairment loss if the carrying amount exceeds its fair value. No impairment charges were recorded on any long-lived assets during the three months ended March 31, 2026 and 2025.

Leases

On the lease commencement date, the Company recognizes an ROU asset representing its right to use the underlying asset for the lease term on the condensed consolidated balance sheets along with the related lease liability representing its obligation to make lease payments arising from the lease. The ROU asset consists of: (1) the amount of the initial lease obligation; (2) any lease payments made to the lessor at or before the lease commencement date, minus any lease incentives received; and (3) any initial direct cost incurred by the Company. Initial direct costs are incremental costs of a lease that would not have been incurred if the lease had not been obtained and are capitalized as part of the ROU asset. The lease obligation equals the present value of the future cash payments discounted using the rate implicit in the lease whenever that rate is readily determinable. If the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate, which is determined by utilizing management's judgment based on information available at lease commencement. Lease payments can include fixed payments, variable payments that depend on an index or rate known at the commencement date, and extension option payments or purchase options which the Company is reasonably certain to exercise. In the determination of the lease term, the Company considers the existence of extension or termination options and the probability of those options being exercised.

The Company has elected to apply the short-term lease measurement and recognition exemption to leases with an initial term of 12 months or less. Accordingly, these leases are not recorded on the Company’s condensed consolidated balance sheets; instead, lease expense is recognized over the lease term on a straight-line basis. The Company’s lease agreements may include options to extend or terminate the lease, and these options are included in the lease term when it is reasonably certain the options will be exercised.

Operating lease expense equals the total cash payments recognized on a straight-line basis over the lease term and are reflected in general and administrative expenses within the condensed consolidated statements of operations. The amortization of the ROU asset is calculated as the straight-line lease expense less the accretion of the interest on the lease obligation each period. The lease obligation is reduced by the cash payment less interest each period.

The Company has historically leased real estate property under a non‑cancelable operating lease agreement; however, beginning March 2026, the Company transitioned to a month-to-month arrangement. Prior to this transition, the Company’s operating lease was included in the operating lease ROU asset and lease liability within the condensed consolidated balance sheet as of December 31, 2025. The Company has no finance leases.

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

Revenue Recognition

Revenue is recognized upon satisfaction of contractual performance obligations and transfer of control to the customer and is measured as the amount of consideration to which the Company expects to be entitled in exchange for corresponding goods or services. Substantially all of the Company’s sales are arrangements for retail sale transactions directly from the Company’s website or mobile app for which the transaction price is equivalent to the stated price of the product(s) or service(s), net of any stated discounts applicable at a point in time. Each sales transaction results in an implicit contract with the customer to deliver the product(s) or service(s) at the point of sale. Additionally, the Company generates some sales from PEW Logistics, including fulfillment, e-commerce platform hosting, and storage services.

Revenue from retail sales, including sales in which products ordered from distributors are shipped directly to customers (“drop-ship” sales arrangements), is recognized upon delivery of merchandise to the customer’s desired location. As the Company ships large volumes of packages through multiple carriers, actual delivery dates may not always be available. As such, the Company may estimate delivery dates based on historical data.

Certain revenues earned by the Company require judgment to determine if revenue should be recorded gross as principal or net of related costs as an agent, including drop-ship arrangements and third-party shipping and handling costs. For drop-ship arrangements, the Company has concluded that it acts as the principal in the transaction because it maintains control over the product throughout the order process, including directing the shipment, determining the price, and bearing inventory risk. The Company has determined it is the principal in transactions involving shipping and handling costs, as these services are integrated into the fulfillment of the customer’s order and are part of its performance obligation to deliver the product to the customer’s desired location. As such, the Company has concluded that it is acting as the principal, and revenue is recorded gross in net revenues within the condensed consolidated statements of operations. Sales tax amounts collected from customers that are assessed by a governmental authority are excluded from revenue.

Generally, customers may return non-firearm products within 30 days of purchase. Revenue is recognized net of expected returns, which the Company estimates using historical return patterns and its expectation of future returns. The Company’s sales returns reserve totaled $0.4 million as of March 31, 2026 and December 31, 2025, and is included in accrued expenses and other current liabilities within the condensed consolidated balance sheets.

Gift Card Sales

The Company sells gift cards, which do not have expiration dates, and does not deduct non-usage fees from outstanding gift card balances. Gift card sales represent an open performance obligation for the future delivery of promised goods or services to be provided by the Company and are considered a liability to be subsequently recognized as revenue upon redemption by the customer, which is typically within one year of issuance. Over time, a portion of the outstanding balance of gift cards will not be redeemed by the customer, which is referred to as “breakage”. Revenue is recognized for expected breakage over time in proportion to the pattern of redemption by customers to the extent that breakage revenue is not immaterial. The determination of the gift card breakage is based on the Company’s specific historical redemption patterns. As of March 31, 2026 and December 31, 2025, unredeemed gift card balances were immaterial.

Transfer and Background Check Procedures

Because the Company sells firearms direct to consumers from its store-front location and because the Company receives firearm shipments from other sellers which the Company provides to the consumer at the Company’s store-front location, the Company is subject to regulation by the Bureau of Alcohol, Tobacco, Firearms and Explosives (“ATF”). The ATF requires entities that physically transfer firearms to consumers to hold a Federal Firearms License (“FFL”) and to perform certain transfer and background check procedures prior to transferring the firearm to the consumer. Consequently, the Company is required to hold an FFL and provide its customers with the option to select the Company’s location for completing the required firearm transfer and background check procedures. Customers may also select any of a number of other FFL locations that are listed within the United States. If the customer selects a non-Company FFL location, the Company ships the firearm ordered by the customer directly to the FFL selected by the customer. The customer then completes the necessary firearm transfer and background check procedures at that location. Because the Company is listed as an FFL location to process firearm transfer and background check procedures, the Company occasionally receives firearms not purchased from its website for which it has responsibility to complete the necessary transfer and background check procedures prior to transferring the firearm to the consumer. In these cases, the Company charges a fee for the transfer and background check procedures. Revenue is recognized at a point in time when the transfer and background check procedures are completed.

PEW Logistics Service Revenue

PEW Logistics service revenue consists of order fulfillment services, e-commerce platform hosting services, and storage solutions. Revenue from order fulfillment services is recognized when control of the goods is transferred to the end customer, which occurs upon delivery of merchandise to the customer’s desired location. Revenue from e-commerce platform hosting services is recognized ratably over the contractual service period. Revenue from storage solutions is recognized each month based on the volume of goods stored during that month. The Company commenced revenue-generating activities for PEW Logistics during the three months ended March 31, 2026, which totaled $0.2 million.

Incremental costs incurred to fulfill e-commerce platform hosting arrangements are capitalized in accordance with ASC 340-40, “Other Assets and Deferred Costs — Contracts with Customers”, when recoverable and amortized over the estimated period of benefit, which the Company has determined to be 3 years. As of March 31, 2026, the carrying amount of capitalized contract fulfillment costs related to e-commerce platform hosting services was $33 thousand, which was included in other assets within the condensed consolidated balance sheet.

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

Unearned Revenue

Unearned revenue is recorded when payments are received or due in advance of completing performance obligations, which primarily relates to the timing difference between the customer order date and the delivery date to the customer’s desired location, as each customer is required to pay for its order at the time of purchase. The Company’s unearned revenue balance within its condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025 totaled $1.8 million and $2.5 million, respectively. These balances are recognized as revenue upon transfer of control, which is typically within the first month of the following fiscal period.

Disaggregated Revenue Information

The following table represents a disaggregation of revenue by category (in thousands). The Company’s revenue streams include firearm and non-firearm retail sales, which are directly transacted through its website or mobile platform, as well as service revenue from PEW Logistics.

	Three months ended March 31,
	2026	2025
Firearm sales	$21,659	$19,602
Non-Firearm sales	4,116	3,729
Service sales	153	—
Total sales	$25,928	$23,331

Cost of Goods Sold

Cost of goods sold includes all product related costs (inclusive of vendor rebates, related inventory reserves, and credit card processor fees) and consists of costs to receive and warehouse products. These costs include internal quality assessments of products purchased from vendors, in addition to packing and shipping products ordered by customers. In addition, cost of goods sold includes the amortization of capitalized contract fulfillment costs related to PEW Logistics services. These costs exclude depreciation expense related to property and equipment as the Company does not manufacture any products sold to customers.

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

The Company utilizes a two-step approach to recognizing and measuring uncertain income tax positions (tax contingencies). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company makes estimates, assumptions and judgments to determine its provision for income taxes and also for deferred tax assets and liabilities and any valuation allowances recorded against deferred tax assets. Actual future operating results and the underlying amount and type of income could differ materially from our estimates, assumptions and judgments, thereby impacting its financial position and results of operations.

Interest Income, net

Interest income, net consists of interest earned on the Company’s overnight cash sweeps, net of interest costs, and is recognized in the condensed consolidated statements of operations.

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

Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which is intended to improve the disclosures of expenses by providing more detailed information about the types of expenses in commonly presented expense captions. Additionally, in January 2025, the FASB issued ASU 2025-01, “Income Statement - Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date” (“ASU 2025-01”), to clarify the effective date of ASU 2024-03. The standard requires breaking down expenses into specific categories, such as employee compensation and costs related to depreciation and amortization, as well as a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. This ASU also requires disclosure of the total amount of selling expense and, in annual reporting periods, an entity’s definition of selling expenses. ASU 2024-03 is effective for the Company beginning in fiscal year 2027 and interim periods beginning in fiscal year 2028, either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on its condensed consolidated financial statement disclosures.

In September 2025, the FASB issued ASU 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software: Targeted Improvements to the Accounting for Internal-Use Software,” which clarified and modernizes the accounting for costs related to internal-use software (“ASU 2025-06”). The amendments in the standard remove all previous references to project stages and clarify the threshold entities apply to begin capitalizing costs. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027 and interim periods within those annual reporting periods, and may be adopted on a prospective basis, a modified basis for in-process projects, or a retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on its condensed consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270) Narrow-Scope Improvements,” which clarified interim disclosure requirements and the applicability of Topic 270. The objective of the update is to provide clarity about current interim requirements. The amendments in this update also include a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments in this ASU are required to be adopted for interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact that the ASU will have on the Company's condensed consolidated financial statements.

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

Transaction Proceeds

Upon the closing of the Business Combination, the Company received gross proceeds of $180.6 million from the Business Combination, offset by transaction costs of $13.2 million and cash consideration to GrabAGun Members of $50 million. Transaction costs consisted of direct legal, accounting and other fees relating to the consummation of the Business Combination. GrabAGun transaction costs specific and directly attributable to the Business Combination were initially capitalized as incurred as deferred offering costs. Upon the closing of the Business Combination, transaction costs of $2.0 million were recorded as a reduction to additional paid-in capital as they were related to the issuance of shares. The following table reconciles the elements of the Business Combination to the condensed consolidated statements of cash flows and the condensed consolidated statement of changes in shareholders’ equity as of the Closing Date (in thousands):

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

5.
Significant balance sheet componeNts

Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31, 2026	December 31, 2025
Land	$5,561	$5,561
Furniture and fixtures	163	$163
Building construction in progress	3,969	$2,828
Computer hardware and software	119	$107
Total property and equipment	9,812	8,659
Less: accumulated depreciation	(118)	(109)
Total property and equipment, net	$9,694	$8,550

Depreciation expense was immaterial for the three months ended March 31, 2026 and 2025 and is included in general and administrative expenses. As of March 31, 2026, the building purchased in November 2025 has not been placed in service.

Capitalized Software, Net

Capitalized software, net consisted of the following (in thousands):

	March 31, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Website development	$1,617	$1,058	$559
Internal-use software	1,048	714	334
Implementation costs	13	13	—
Total capitalized software	$2,678	$1,785	$893

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Website development	$1,463	$1,026	$437
Internal-use software	1,025	681	344
Implementation costs	13	13	—
Total capitalized software	$2,501	$1,720	$781

Additions to capitalized software were $0.2 million and $0.6 million for the three months ended March 31, 2026 and year ended December 31, 2025, respectively.

Amortization expense was $0.1 million for the three months ended March 31, 2026 and 2025, respectively.

As of March 31, 2026, estimated future amortization expense is expected as follows:

Estimates for the year
Remainder of 2026	$189
2027	223
2028	195
2029	165
2030	115
Thereafter	6
Total capitalized software, net	$893

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2026	December 31, 2025
Sales return estimate	$351	$416
Current portion of long-term debt	98	—
Accrued interest	57	41
Accrued professional services	118	357
Accrued credit card payable	350	497
Accrued bonus	495	552
Other accrued liabilities	569	584
Total accrued expenses and other current liabilities	$2,038	$2,447

6.
LEASES

As of December 31, 2025, the Company leased certain office and warehouse space under a long-term non-cancelable operating lease. This lease expired in February 2026, after which the Company entered into a month-to-month arrangement for the continued use of the space. Lease expense related to this arrangement was approximately $63 thousand for the three months ended March 31, 2026.

In addition, the Company entered into an office lease in November 2025 with an initial term of eight months and a three-month renewal option. In March 2026, the lease was amended to extend the term through December 2026. Lease expense related to this lease was approximately $33 thousand for the three months ended March 31, 2026.

As of March 31, 2026, all of the Company’s lease arrangements were short-term leases. Accordingly, no right-of-use assets or lease liabilities were recorded in the condensed consolidated balance sheet as of March 31, 2026.

7.
SHAREHOLDERs’ equity

Common Stock

The Company has authorized a total of 200,000,000 shares of common stock, $0.0001 par value per share. The Company has 31,698,936 shares of common stock issued and 29,366,740 shares of common stock outstanding as of March 31, 2026.

Preferred Stock

The Company has authorized a total of 10,000,000 shares of preferred stock, $0.0001 par value per share, all of which is undesignated.

Warrants

As part of Colombier’s initial public offering (“IPO”), Colombier issued 10,666,667 warrants (consisting of (i) 5,666,667 Public Warrants (the “Colombier Public Warrants”) and (ii) 5,000,000 Private Placement Warrants (the “Colombier Private Placement Warrants”)), with an exercise price of $11.50 per share.

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

These warrants expire on July 15, 2030 or earlier upon redemption or liquidation and are currently exercisable, provided that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement) and registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder.

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

As of March 31, 2026, the Company had 5,666,667 Public Warrants and 5,000,000 Private Placement Warrants that remain outstanding and are accounted for as equity-classified instruments.

Stock Repurchase Program

On August 4, 2025, the Company’s board of directors (the “Board”) authorized a stock repurchase program through the next 12 months or August 2026, to purchase up to $20.0 million of the Company’s common stock (the “2025 Repurchase Program”), which has and will be funded using existing cash or future cash flows. As of March 31, 2026, $8.7 million remained available for repurchase under the 2025 Repurchase Program. Repurchased shares are recorded as treasury stock and are not formally retired.

The timing and number of shares repurchased is determined based on an evaluation of market conditions and other factors, including stock price, trading volume, general business and market conditions, and the availability of capital. The 2025 Repurchase Program does not obligate the Company to acquire a specified number of shares and may be modified, suspended, or discontinued at any time. The total cost of repurchases includes broker commissions and the 1% excise tax imposed as part of the Inflation Reduction Act of 2022, which is calculated based on stock repurchases, net of certain stock issuances. Excise taxes levied against a current period's share repurchases are typically paid in the following year per applicable law. On the Company's condensed consolidated statements of cash flows, these excise taxes are reflected in the fiscal period of payment.

The following table summarizes the stock repurchase activity for 769,518 shares of common stock repurchased during the three months ended March 31, 2026 (in thousands):

March 31, 2026
Cost of repurchases, excluding excise tax	$2,363
Excise tax for share repurchases	22
Total cost of repurchases	$2,385

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

The Board is responsible for the administration of the 2025 Plan, which may be delegated to one or more committees of the Board. The Board (or a committee of the Board) determines the term, exercise price, and vesting terms of each award. As of March 31, 2026, the total number of shares of common stock available for issuance under the 2025 Plan was 2,998,045 shares.

RSAs and RSUs

During the three months ended March 31, 2026, the Company granted RSUs under the 2025 Plan to employees. Each award entitles the recipient to one share of common stock upon time-based vesting. The Company measures the fair value of these awards using the stock price on the date of grant. Stock-based compensation expense for RSAs and RSUs is recorded on a straight-line basis over the vesting period.

The following is a summary of the Company’s unvested RSA and RSU activity under the 2025 Plan during the three months ended March 31, 2026:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding as of December 31, 2025	730,236	$5.24
Granted	22,848	2.79
Forfeited	(970)	5.15
Vested	(33,332)	4.55
Outstanding as of March 31, 2026	718,782	$5.19

Restricted Member Interest Unit Granted to Consultant

On January 6, 2025, the Company granted restricted member interest units (“RUs”) to a consultant, valued at $2.9 million as of the grant date. The RUs include a performance vesting condition tied to the consummation of the Business Combination. At the closing of the Business Combination, the RUs were settled in the form of 300,000 shares of the Company’s common stock. The Company determined that these awards fall within the scope of ASC 718.

Stock-Based Compensation

Stock-based compensation expense during the three months ended March 31, 2026 was $0.5 million and is recorded to general and administrative expense within the Company’s condensed consolidated statements of operations. Stock-based compensation included in the Company’s condensed consolidated statements of changes in stockholders’ equity includes a nominal amount of capitalized internal-use software. During the three months ended March 31, 2025, the Company did not recognize any stock-based compensation expense. As of March 31, 2026, the Company had $2.7 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 2.14 years.

8.
NET INCOME (LOSS) PER SHARE

The weighted-average number of shares of common stock outstanding prior to the Business Combination has been adjusted to reflect the reverse recapitalization. Common stock issued upon the Closing Date to GrabAGun Members has been included in the basic and diluted net income (loss) per share calculation retroactively for all periods prior to the Business Combination.

Basic and diluted net income (loss) per share attributable to common shareholders was calculated as follows (in thousands, except for shares):

	For the Three Months Ended March 31,
	2026	2025
Numerator:
Net income (loss)	$(1,835)	$95
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	29,653,801	10,000,000
Net income (loss) per share attributable to common shareholders	$(0.06)	$0.01

During the three months ended March 31, 2026, the Company reported a net loss. The Company’s potentially dilutive securities, which include unvested RSAs, and RSUs, and equity-classified warrants have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common shareholders is the same.

During the three months ended March 31, 2025, the Company had no potentially dilutive securities outstanding; therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net income per share attributable to common shareholders is the same.

The following outstanding potentially dilutive common stock equivalents were excluded from the computation of diluted net income (loss) per share due to their anti-dilutive effect for the three months ended March 31, 2026:

Shares
Unvested RSUs	631,779
Unvested RSAs	87,003
Warrants	10,666,667
Total	11,385,449

As of March 31, 2026, unvested RSAs are reflected in shares of common stock issued and outstanding on the condensed consolidated balance sheet but are excluded from the calculation of weighted-average shares of common stock outstanding for purposes of calculating net loss per share. As of December 31, 2025, unvested RSAs granted during the year are not considered legally issued and outstanding. Therefore, these shares are excluded from the common stock issued and outstanding on the condensed consolidated balance sheet and statement of changes in shareholders’ equity.

As of March 31, 2026, all vested RSUs are legally issued and outstanding. As of December 31, 2025, RSUs vested during the year were not issued and outstanding because they had not yet been settled into common stock. Therefore, these shares are excluded from the common stock issued and outstanding on the condensed consolidated balance sheet and statement of changes in shareholders’ equity. However, all vested RSUs are included in the calculation of the weighted-average shares outstanding for purposes of calculating net loss per share.

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

The following table sets forth significant expense categories and other specified amounts included in net income (loss) that are reviewed by the CODM, or are otherwise regularly provided to the CODM, for the three months ended March 31, 2026 and 2025 (in thousands):

	Three months ended March 31,
	2026	2025
Net revenues	$25,928	$23,331
Less:
Inventory and product costs	22,311	20,101
Employee compensation expense	2,023	590
Stock-based compensation expense	503	—
Depreciation and amortization expense	92	51
Other costs and expenses[1]	3,636	2,547
Interest income, net	(802)	(53)
Net income (loss)	$(1,835)	$95

(1)
Other costs and expenses primarily consists of legal and professional services, shipping expenses, payment processing fees, and program and web development expenses.

As of March 31, 2026 and December 31, 2025, all of the Company’s property and equipment were maintained in the United States. For the three months ended March 31, 2026 and 2025, all of the Company’s revenues and expenses were generated and incurred in the United States.

10.
INCOME TAXES

Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates.

In recording deferred income tax assets, the Company considers whether it is more likely than not that its deferred income tax assets will be realized in the future. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those deferred income tax assets would be deductible. The Company believes that after considering all the available objective and subjective evidence, historical and prospective, with greater weight given to historical and objective evidence, management has determined that it is not more likely than not that all of its deferred tax assets will be realized. As a result, the Company concluded that a valuation allowance is required against its deferred tax assets, including U.S. federal and state net operating loss carryforwards, primarily due to recent losses. The Company will continue to assess the valuation allowances against deferred tax assets considering all available information obtained in future periods.

The significant variance in the effective tax rate from the statutory tax rate for the three months ended March 31, 2026 was primarily due to the impact of permanent items, state taxes and change in the valuation allowance.

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

In April 2021, the Company entered into a transaction advisory service agreement to facilitate potential corporate transactions, including mergers, acquisitions, and restructurings. Under the agreement, the Company is obligated to pay the advisor a tiered fee based on the transaction value, ranging from 2% to 5%, with a minimum fee of $1.5 million. The terms of the transaction fee were renegotiated in January 2025, in anticipation of the Business Combination with Colombier. Under the terms of the amended agreement, the Company committed to pay a fixed fee of $2.5 million to the advisor upon consummation of the transaction. This fee was settled as part of transaction costs and advisory fees paid at the closing of the Business Combination as described in Note 4.

12. RELATED PARTIES

As of the Closing Date of the Business Combination, PSQ Holdings, Inc. (“PublicSquare”) and its wholly owned subsidiaries, Credova and PSQ Payments, constitute related parties to the Company. PSQ Payments provides credit card processing services to the Company and Credova facilitates financing for the Company’s customers through its SNPL program. Three members of the Company’s Board of Directors are also directors of PublicSquare, including one of the Company’s directors who is the Chairman and Chief Executive Officer of PublicSquare. For the three months ended March 31, 2026, the Company incurred fees for these services under existing agreements that totaled $0.5 million and are recorded within cost of goods sold on the condensed consolidated statements of operations.

In March 2026, the Company entered into a Construction Agreement (“Construction Agreement”) with The Infinity Group, LLC (“Infinity”), a company controlled by the father-in-law of an executive officer of the Company, following a competitive bidding process. Under the Construction Agreement, Infinity will perform interior construction and repair services for the Company’s new headquarters located in Farmers Branch, Texas. The Construction Agreement provides for payments of up to approximately $5.2 million over an eight-month period, of which $1.0 million was paid in the three months ended March 31, 2026 and was capitalized within property and equipment, net within the condensed consolidated balance sheet.

13.
DEBT

On November 25, 2025, the Company entered into a Business Loan Agreement providing for a delayed draw term loan (the “Loan”) to fund the acquisition of a building for use as the Company’s corporate headquarters and primary inventory warehouse. The Loan provides for a 12-month draw period, which commenced in November 2025, during which advances may be made up to the maximum principal amount which was originally set at $8.5 million. Subsequent to March 31, 2026, the Company entered into an amendment to the Business Loan Agreement and related loan documents that, among other things, increased the maximum principal amount of the Loan to $9.3 million. After the draw period concludes in November 2026, no additional advances may be made. Quarterly interest payments began in February 2026, with principal and interest payments commencing in February 2027.

Interest during the draw period accrues at a variable rate, calculated as a one-month Term Secured Overnight Financing Rate (“SOFR”) plus 1.85%. Following the conclusion of the draw period, the interest adjusts to a fixed rate, determined as the lender’s Tier Cost of Funds (“COF”) plus 1.85%. Principal payments are amortized over a 20-year schedule, with the remaining unpaid principal balance due as a payment upon maturity in November 2036.

As of March 31, 2026 and December 31, 2025, the Company had $7.9 million and $6.9 million outstanding under the Loan, respectively. As of March 31, 2026, approximately $0.1 million of the outstanding balance was considered current and classified within accrued expenses and other current liabilities, and the remaining $7.8 million was classified within long-term debt, net, on the condensed consolidated balance sheet. As of December 31, 2025, no portion of the outstanding balance was classified within accrued expenses and other current liabilities.

During the three months ended March 31, 2026, the Company capitalized $0.1 million of interest cost in connection with construction activities related to its building under construction, which was recorded within property and equipment, net on the condensed consolidated balance sheet. As of March 31, 2026 and December 31, 2025, accrued interest totaled $57 thousand and $41 thousand, respectively, and was included within accrued expenses and other current liabilities on the condensed consolidated balance sheets. The difference between the variable interest rate and the effective interest rate during the three months ended March 31, 2026 was not significant. The variable interest rate on the Loan ranged from 5.52% to 5.58% during the three months ended March 31, 2026.

The Loan is secured by a trust deed covering the corporate headquarters and inventory warehouse, along with associated improvements, fixtures, rents, and related personal property. Additionally, the Loan includes an assignment of rents related to this property. The Loan is guaranteed by the Company pursuant to a commercial guaranty executed in November 2025. Subsequent to March 31, 2026, the Company entered into an amendment to the Business Loan Agreement and related loan documents that revised the financial covenant requirements. Under the amended loan documents, the Company and its consolidated subsidiaries are required to maintain either (i) a minimum fixed charge coverage ratio of 1.25 to 1.00, measured quarterly on a trailing twelve-month basis, or (ii) minimum liquidity held with the lender equal to at least two times the loan balances of 4880 Alpha LLC. Compliance with either covenant satisfies this requirement. Such amendment applies from the date the original Business Loan Agreement was entered into, and the Company was in compliance with the amended covenant requirements as of March 31, 2026. See Note 14 for additional information.

As the Loan was issued with an initial variable rate of interest, the Company believes that the fair value of the obligation is approximated by the carrying value of the Loan as of March 31, 2026. The carrying value of the Loan includes the outstanding principal amount, less unamortized debt issuance costs. Therefore, the Company assumes the carrying value of the debt would closely approximate the fair value of the Loan obligation based on Level 2 inputs since the Loan carries a variable interest rate that is based on the one-month Term SOFR during the draw period.

The following table presents the schedule of maturities for the Term Loan as of March 31, 2026:

Year ending December 31,	Amount
2026	$-
2027	394
2028	394
2029	394
2030	394
Thereafter	6,290
Total debt principal payments	7,866
Unamortized debt issuance costs	13
Outstanding debt balance	$7,879

14. SUBSEQUENT EVENTS

The Company has evaluated events through the date these financial statements were issued.

Subsequent to March 31, 2026, the Company entered into an amendment to the Business Loan Agreement and related loan documents to modify certain financial covenant provisions and increase the maximum principal amount of the Loan from $8.5 million to $9.3 million.

There have been no other events or transactions that have occurred subsequent to the balance sheet date that would require recognition or disclosure in the accompanying financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our condensed consolidated financial statements and the notes thereto contained elsewhere in this filing (this “Quarterly Report”). Unless the context otherwise requires, all references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to the “Company,” “GrabAGun,” “we,” “us” and “our” are intended to refer to (i) following the Business Combination, the business and operations of GrabAGun Digital Holdings Inc. and its consolidated subsidiaries, and (ii) prior to the Business Combination, Metroplex Trading Company LLC.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties. All statements, other than historical facts, including statements regarding the presentation of the Company’s operations in future reports and any assumptions underlying any of the foregoing, are forward-looking statements. Forward-looking statements reflect our beliefs and expectations based on current estimates and projections. While we believe these expectations, and the estimates and projections on which they are based, are reasonable and were made in good faith, these statements are subject to numerous risks and uncertainties. Forward-looking statements can also be identified by words such as “future,” “anticipate,” “forecast,” “estimate,” “budget,” “project,” “strategy,” “guidance,” “outlook,” “believe,” “expect,” “intend,” “plan,” “predict,” “potential,” “seek,” “continue,” “target,” “goal,” “will,” “would,” “should,” “could,” “can,” “may,” and similar terms, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, under the heading “Risk Factors”, and in other documents filed or to be filed by the Company from time to time with the U.S. Securities and Exchange Commission (the “SEC”). We intend that all forward-looking statements be subject to the safe-harbor provisions of the PSLRA. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law. The forward-looking statements included herein are only made as of the date of this report, or if earlier, as of the date they were made, and we undertake no obligation to correct, update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except to the extent required under federal securities laws.

Business Overview

GrabAGun is a digitally native and multi-brand eCommerce retailer of firearms, ammunition and related accessories. Since we began doing business as GrabAGun.com in 2010, GrabAGun has developed and grown its online gun platform, leveraging technology to provide a tech-first eCommerce experience, specially catering to the next generation of firearms enthusiasts, sportsmen and defenders. Our broad selection of product offerings ranges from carry handguns and sporting long guns to an assortment of firearm ammunition, magazines and optics. We source these products from more than 2,000 leading brands such as Smith & Wesson Brands, Sturm, Ruger & Co., Sig Sauer and Glock, for whom we serve as a non-exclusive online sales partner, as well as emerging brands and manufacturers. Our firearms products are purchased by customers online through our eCommerce site and delivered to the customers’ choice of federal firearm licensed dealers within our network or, with respect to most accessories and other eligible products, delivered directly to customers. Our collaborative business relationships and multi-brand vendor strategy enable us to offer about 73,000 products, which we believe to be one of the most expansive product assortments currently offered among firearms and ammunition industry retailers. For the three months ended March 31, 2026 and 2025, we generated $25.9 million and $23.3 million in net revenues, respectively. We had a net loss of $1.8 million for the three months ended March 31, 2026 and had net income of $0.1 million for the three months ended March 31, 2025.

On October 15, 2025, the Company formed PEW Logistics LLC, a Texas limited liability company (“PEW Logistics”), as a direct, wholly owned subsidiary of the Company, for the purpose of providing next-generation, white-labeled direct-to consumer (“D2C”) fulfillment solutions to modernize the firearm supply chain. The platform is designed to enable participating brands to conduct D2C sales through their own digital storefronts while leveraging PEW Logistics’ infrastructure for logistics management and related operation support. PEW Logistics functions as an operation platform that provides a variety of logistics services, including warehousing, inventory management, order processing, picking and packing, shipping coordination, and return management for manufacturers and brands operating within the firearm and outdoor products industry.

We operate in a highly fragmented firearms and ammunition market and offer, through our mobile-accessible online platform, a robust alternative to traditional brick-and-mortar gun retailers. We are positioned in the middle of the firearms ecosystem, where we procure products from firearms manufacturers and wholesale distributors and provide added value to our customers by helping them navigate the firearms selection process to meet their specific needs. Our ability to leverage software to optimize procurement and order fulfillment and reduce costs creates efficiencies that we believe enables us to better serve our manufacturers, vendors and customers and can be scaled as we continue to grow. As a seller of firearms, we are regulated by the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives (“ATF”). As further described below, we leverage our proprietary software to promote compliance-related efficiencies and rely on our extensive network of Federal Firearms License (“FFL”) dealers to carry out required customer background checks and compliance with applicable local, state and federal laws.

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

We intend to focus on accelerating growth and consolidating the firearms, ammunition and related accessories industry (referred to herein as the “2A Sector”) by bringing our tech-forward approach to an industry that has historically been fragmented from a retail sales perspective, and potentially acquiring businesses related or additive to our existing business, if and to the extent attractive opportunities arise.

Recent Developments

Business Combination

On January 6, 2025, the Company entered into the Merger Agreement with Colombier, Metroplex and Company Merger Sub; and upon subsequent execution of a joinder agreement, Purchaser Merger Sub also became a party to the Merger Agreement.

On July 15, 2025, we consummated the Business Combination. The Business Combination was accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, Colombier was treated as the acquired company and Metroplex was treated as the acquirer for financial statement reporting purposes. In connection with the closing of the Business Combination, Colombier changed its name from Colombier Acquisition Corp. II to GAG Surviving Corporation, Inc. On July 16, 2025, Metroplex changed its name from Metroplex Trading Company LLC to GrabAGun LLC.

On July 16, 2025, our common stock and warrants to purchase our common stock began trading on the NYSE under the symbols “PEW” and “PEWW,” respectively. On October 21, 2025, the Company’s common stock also began trading on a new stock exchange, the NYSE Texas. The Company continues to maintain its primary listing on the NYSE and its shares trade under the same “PEW” ticker symbol on both exchanges.

See Note 1 of our unaudited condensed consolidated financial statements for the three months ended March 31, 2026 and 2025, included elsewhere in this Quarterly Report, for more information concerning the closing of the Business Combination.

Recently Formed Subsidiaries

On October 2, 2025, the Company formed 4880 Alpha LLC, a Texas limited liability company, as a direct, wholly owned subsidiary of Metroplex, for the purpose of acquiring and owning certain real estate to be used for the Company’s new headquarters.

On October 15, 2025, the Company formed PEW Logistics LLC, a Texas limited liability company, as a direct, wholly owned subsidiary of the Company, for the purpose of providing next-generation, white-label direct-to-consumer fulfillment solutions to modernize the firearms supply chain.

Key Factors Affecting Our Performance

Our results of operations and our ability to grow our business over time could be impacted by a number of factors and trends that affect our industry generally, as well as new offerings of products and services we may acquire or seek to acquire in the future. Additionally, our business is concentrated in certain markets, putting us at risk of region-specific disruptions such as adverse economic, regulatory, political, and other conditions. We are also subject to certain seasonal risks. For additional information see the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. We believe the factors discussed below are key to our success.

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

We purchase the firearms, accessories and ammunition products offered on our eCommerce platform directly from both wholesale distributors and original manufacturers. For the year ended December 31, 2025, we purchased approximately 92% of the products we sold from wholesale distributors and the remaining 8% directly from firearms manufacturers, measured by product cost. Although we purchase from a diverse vendor base, in 2025, the products we purchased from wholesale distributors Sports South, LLC, Chattanooga Shooting Supplies, LLC and Lipsey’s (our three largest wholesale distributor partners during calendar year 2025 by product cost), represented approximately 30%, 11%, 10%, respectively, of total purchases during 2025 by product cost. In addition, sales of products manufactured by Ruger, Smith & Wesson Brands, Springfield Armory, and Sig Sauer, whether purchased directly from these manufacturers or from a wholesale distributor, represented approximately 10%, 8%%, 7%, and 5%, respectively of 2025 sales. The loss of, or change in business relationship with, any of these or any other key vendors, or the diminished availability of their products, including due to backlogs for their products, could reduce the supply and impact the cost of products we sell and negatively impact our competitive position.

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

Vendor Offerings and Competitiveness

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

We also are dependent upon our vendors for the development and marketing of firearms, ammunition and related accessories to compete effectively with the firearms, ammunition and related accessories of vendors whose products we do not currently offer or that we are unable to offer on our eCommerce platform. To the extent that a vendor’s offering that is in high demand is not available to us for resale on our platform, and there is not a competitive offering from another vendor available to us, or if we are unable to develop relationships with new vendors with whom we have not historically worked, our business, results of operations or cash flows could be adversely impacted.

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

Components of Results of Operations

Net Revenues

To date, substantially all of our revenue has been generated from retail sales, including drop-ship sales arrangements for both firearm and non-firearm products. A smaller percentage of revenue to date has been generated from the sale of gift cards, firearm transfer fees, background check services for products not purchased through our platform, and PEW Logistics services, which include fulfillment, e-commerce platform hosting, and storage services.

Most of our sales are single performance obligation arrangements for retail sale transactions directly from our website or mobile app for which the transaction price is equivalent to the stated price of the product or service, net of any stated discounts applicable at a point in time. Each sales transaction results in an implicit contract with the customer to deliver a product or service at the point of sale. Revenue from retail sales, including sales in which products ordered from distributors are shipped directly to our customers (“drop-ship” sales arrangements), is recognized upon delivery of merchandise to the customer’s desired location. Sales tax amounts collected from customers that are assessed by government agencies are excluded from revenue. Customers generally have the option to return non-firearm products within 30 days of purchase. Revenue is recognized net of estimated returns, which are calculated based on historical returns and expected future market conditions. In addition to retail sales, the Company earns service revenue which is recognized based on the nature of the service provided, either over time or at a point in time.

See Note 3 of our unaudited condensed consolidated financial statements for the three months ended March 31, 2026 and 2025, included elsewhere in this Quarterly Report, for more information concerning our revenue recognition policies.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs, including salaries, benefits, bonuses, stock-based compensation, travel, and other administrative-related expenses for personnel engaged in executive, finance, legal, human resources, investor relations, and other administrative functions. Other significant costs include information technology, professional services, insurance, amortization of capitalized software, depreciation of property and equipment, and lease expense related to our warehouse and office space. We expect to continue to incur increased expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listings and SEC requirements, director and officer insurance premiums, and investor relations costs. As a result, we expect that general and administrative expenses will continue to increase in absolute dollars in future periods but decline as a percentage of net revenues over time. Our inability to scale our expenses could negatively impact profitability.

Interest Income, net

Interest income, net consists of interest earned on the Company’s overnight cash sweeps, net of interest costs.

Results of Operations

The results of operations presented below should be reviewed in conjunction with our unaudited condensed consolidated financial statements for the three months ended March 31, 2026 and 2025, included elsewhere in this Quarterly Report.

Comparison of the three months ended March 31, 2026 and 2025

The following table sets forth our results of operations for the periods presented (in thousands, except percentages):

	Three months ended March 31,
	2026	2025	$ Change	% Change
Net revenues	$25,928	$23,331	$2,597	11%
Cost of goods sold	23,162	21,091	2,071	10%
Gross profit	2,766	2,240	526	23%
Operating expenses:
Sales and marketing	280	239	41	17%
General and administrative	5,127	1,959	3,168	162%
Total operating expenses	5,407	2,198	3,209	146%
Income (loss) from operations	(2,641)	42	(2,683)	(6,388)%
Other income:
Interest income, net	802	53	749	1,413%
Other income	4	—	4	—%
Income (loss) before income tax expense	(1,835)	95	(1,930)	(2,032)%
Income tax expense	—	—	—	—%
Net income (loss)	$(1,835)	$95	$(1,930)	(2,032)%

Net Revenues

Net revenues increased by $2.6 million, or 11.1%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was primarily driven by fluctuations within the firearm and non-firearm product categories, as well as the initiation of service revenues as outlined below:

•
Firearm sales increased by $2.1 million, or 10% , for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This increase was primarily due to an 8% increase in average sales price and a 2% increase in sales volumes of firearm products.
•
Non-firearm sales increased by $0.4 million, or 10%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This increase was primarily driven by a 23% increase in average sales price, partially offset by a 10% decrease in sales volumes of non-firearm products.
•
Service sales totaled $0.1 million, for the three months ended March 31, 2026 as PEW Logistics started generating revenue during the current quarter.

Cost of Goods Sold

Cost of goods sold increased by $2.1 million, or 10%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was primarily driven by an increase in net revenues during the three months ended March 31, 2026.

Gross profit increased by $0.5 million, or 23%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was primarily driven by an increase in firearm sales.

Sales and Marketing Expense

Sales and marketing expense increased by $41 thousand or 17% for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was primarily driven by increased spending on the Company’s marketing activities.

General and Administrative Expense

General and administrative expense increased by $3.2 million, or 162%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This increase was primarily driven by increased employee and director related expenses including an increase of $1.5 million in payroll, $0.5 million increase in stock-based compensation, and $0.5 million in director-related expenses. Additionally, there was a $0.4 million increase in professional services relating to public company costs.

Interest Income, net

Interest income, net increased by $0.7 million, or 1,413%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, which was due to an increase in the daily cash sweep balances held in the current period.

Other Income (Expense)

Other income (expense) increased by $4 thousand, or 100%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, attributable to miscellaneous income and expense items recognized during the period.

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

The following table reconciles our GAAP and non-GAAP financial measures for the three months ended March 31, 2026 and 2025 (in thousands, except percentages):

	Three months ended March 31,
	2026	2025
Net revenues	$25,928	$23,331
Cost of goods sold	23,162	21,091
Gross profit	$2,766	$2,240
% Gross profit	11%	10%

Net income (loss)	$(1,835)	$95
Interest income, net	(802)	(53)
Depreciation and amortization	92	51
Stock-based compensation expense	503	—
Non-recurring costs (1)	—	453
Adjusted EBITDA	$(2,042)	$546
% Adjusted EBITDA margin	(8%)	2%

(1) Non-recurring costs consist of third-party accounting and consulting fees incurred in connection with the Business Combination.

Liquidity and Capital Resources

Historically, we have financed operations primarily through cash generated from operating activities. Based on our current operating plans, we believe that the net proceeds realized from the Business Combination, along with our previously existing cash and cash equivalent balance, will be sufficient to fund our projected operating expenses and capital expenditure requirements for at least 12 months following the date the unaudited condensed consolidated financial statements for the three months ended March 31, 2026 and 2025 included elsewhere in this Quarterly Report are available to be issued. This estimate is based on assumptions that may prove to be incorrect, and we could use our available capital resources sooner than anticipated.

As of March 31, 2026 and December 31, 2025, the Company had a cash and cash equivalent balance of $106.4 million and $110.4 million, respectively. Excess cash is primarily invested in overnight cash sweeps, which offer high liquidity and strong credit ratings. Following the consummation of the Business Combination, we do not currently anticipate needing to raise additional capital in the near term and based on our current expectations with respect to cash to be generated from our operations. However, our liquidity needs will be dependent on the performance of our business. See “Risk Factors — GrabAGun may require additional funding to finance its operations, but adequate additional financing may not be available when it needs it, on acceptable terms or, at all” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for further discussion. By focusing on competitive pricing and operational efficiency, we seek to maximize customer satisfaction and lifetime value while maintaining strong profit margins. The digital-first approach also allows our company to scale efficiently and serve a nationwide customer base with ease.

On November 25, 2025, the Company, through its indirect wholly owned subsidiary, 4880 Alpha LLC, entered into a Business Loan Agreement with BOKF, NA dba Bank of Texas (the “Lender”), pursuant to which the Lender extended a delayed draw term loan to 4880 Alpha LLC up to a maximum principal amount which was originally set at $8.5 million (the “Loan”). Subsequent to March 31, 2026, the Company entered into an amendment to the Business Loan Agreement and related loan documents that increased the maximum principal amount of the Loan to $9.3 million. The Loan matures on November 25, 2036, and bears interest at a variable rate during the initial 12-month period beginning from the loan date (the “Initial Period”) equal to 1.85% over the one-month term SOFR; from and after November 25, 2026 (the “Remaining Period”), the Loan will bear interest at a fixed rate determined by the Lender as 1.85% over the BOKF Tier 1 COF. During the Initial Period, interest is payable quarterly, with the first quarterly interest payment due on February 25, 2026. During the Remaining Period, interest and principal amortization payments are payable quarterly, with the first quarterly interest and principal amortization payment due on February 25, 2027. The Loan is secured by a Deed of Trust encumbering the real property located at 4880 Alpha Road, Farmers Branch, Texas, together with all improvements, fixtures, rents and related personal property, as well as an Assignment of Rents with respect to such property. The Loan is guaranteed by the Company in the full principal amount pursuant to a Commercial Guaranty, dated November 25, 2025. Subsequent to March 31, 2026, the Company entered into an amendment to the Business Loan Agreement and related loan documents that revised the financial covenant requirements. Under the amended loan documents, the Company and its consolidated subsidiaries are required to maintain either (i) a fixed charge coverage ratio of not less than 1.25 to 1.00, measured quarterly on a trailing twelve-month basis, or (ii) minimum liquidity held with the Lender equal to at least two times the loan balances of 4880 Alpha LLC. Compliance with either covenant satisfies this requirement. The amendment applies from the date the original Business Loan Agreement was entered into, and the Company was in compliance with the liquidity covenant requirement as of March 31, 2026. As of March 31, 2026, the Company has drawn $7.9 million under the Loan.

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

Comparison of the three months ended March 31, 2026 and 2025

The following table summarizes our cash flows for the periods presented (in thousands, except percentages):

	Three months ended March 31,
	2026	2025	$ Change	% Change
Net cash provided by (used in) operating activities	$(1,660)	$1,280	$(2,940)	(230)%
Net cash used in investing activities	(1,251)	(82)	(1,169)	(1,426)%
Net cash used in financing activities	(1,056)	(1,667)	611	37%
Net decrease in cash	$(3,967)	$(469)	$(3,498)	(746)%

Operating Activities

Net cash used in operating activities was $1.7 million for the three months ended March 31, 2026, compared to net cash provided by operating activities of $1.3 million for the three months ended March 31, 2025. The change reflects the Company’s net loss, which was adjusted for non-cash items such as stock-based compensation, alongside an increase in inventory and a decrease in unearned revenue. These impacts were partially offset by an increase in accounts payable and a decrease in prepaid expenses and other current assets.

Investing Activities

Net cash used in investing activities was $1.3 million for the three months ended March 31, 2026, compared to $0.1 million for the three months ended March 31, 2025 and consisted primarily of the purchase of property and equipment related to building improvements, inclusive of capitalized interest, and additions to capitalized software.

Financing Activities

Net cash used in financing activities was $1.1 million for the three months ended March 31, 2026, compared to $1.7 million for the three months ended March 31, 2025. The change was primarily driven by stock repurchases, partially offset by proceeds from borrowings related to building improvements.

Off-Balance Sheet Arrangements

As of March 31, 2026 and through the date of this filing, we do not have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Estimates

Our unaudited interim and audited annual financial statements and the related notes thereto are prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. We continually evaluate these estimates and assumptions, basing them on historical experience and various other factors we consider reasonable under the circumstances. Actual results may differ from these estimates due to different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 3 of our unaudited condensed consolidated financial statements for the three months ended March 31, 2026 and 2025 included elsewhere in this Quarterly Report, we believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. Critical accounting policies and estimates are those that we consider the most important to the portrayal of our balance sheet and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

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

Revenue from retail sales, including “drop-ship” sales arrangements is recognized upon delivery of merchandise to the customer’s desired location. As we ship large volumes of packages through multiple carriers, actual delivery dates may not always be available. As such, we may estimate delivery dates based on historical data.

Certain revenues earned by us require judgment to determine if revenue should be recorded gross as principal or net of related costs as an agent, including drop-ship arrangements and third-party shipping and handling costs. For drop-ship arrangements, we have concluded that the Company acts as the principal in the transaction because it maintains control over the product throughout the order process, including directing the shipment, determining the price, and bearing inventory risk. We have determined the Company is the principal in transactions involving shipping and handling costs, as these services are integrated into the fulfillment of the customer’s order and are part of its performance obligation to deliver the product to the customer’s desired location. As such, we have concluded that we are acting as the principal and revenue is recorded gross in net revenues within the condensed consolidated statements of operations. Sales tax amounts collected from customers that are assessed by a governmental authority are excluded from revenue.

Generally, customers may return non-firearm products within 30 days of purchase. Revenue is recognized net of expected returns, which we estimate using historical return patterns and our expectation of future returns. Sales returns reserve totaled $0.4 million as of March 31, 2026 and $0.4 million as of December 31, 2025 and is included in accrued expenses and other current liabilities within the condensed consolidated balance sheets.

Additionally, we sell gift cards, which do not have expiration dates, and do not deduct non-usage fees from outstanding gift card balances. Gift card sales represent an open performance obligation for the future delivery of promised goods or services to be provided by us and is considered a liability to be subsequently recognized as revenue upon redemption by the customer, which is typically within one year of issuance. Over time, a portion of the outstanding balance of gift cards will not be redeemed by the customer, which is referred to as “breakage”. Revenue is recognized for expected breakage over time in proportion to the pattern of redemption by customers to the extent that breakage revenue is not immaterial. The determination of the gift card breakage is based on historical redemption patterns. As of March 31, 2026 and December 31, 2025, unredeemed gift card balances were immaterial.

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

PEW Logistics service revenue consists of order fulfillment services, e-commerce platform hosting services, and storage solutions. Revenue from order fulfillment services is recognized when control of the goods is transferred to the end customer, which occurs upon delivery. Revenue from e-commerce platform hosting services is recognized ratably over the contractual service period. Revenue from storage solutions is recognized each month based on the volume of goods stored and the period during which storage services are provided. The Company commenced revenue-generating activities for PEW Logistics during the three months ended March 31, 2026.

Inventory, net

Inventories, which consist primarily of finished firearms and non-firearms goods, are valued at the lower of cost or net realizable value. Cost is determined using the weighted-average cost method and includes the cost of goods and related freight costs, if any.

We record adjustments to inventories, which are reflected in cost of goods sold, if the cost of specific inventory items on hand exceeds the amount that we expect to realize from the ultimate sale or disposal of the inventory. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if necessary. No provision was recognized during the three months ended March 31, 2026 and 2025.

In addition, we record an estimated reserve amount for the net realizable value of expected future inventory returns related to our sale returns reserve. The inventory returns reserve balance was $0.3 million as of March 31, 2026 and $0.3 million as of December 31, 2025, and is included in inventory, net within the condensed consolidated balance sheets.

Capitalized Software, net

We capitalize certain costs related to the development of our internal-use software and development of our website application in accordance with ASC 350-40, “Intangibles — Goodwill and Other.” These costs consist primarily of internal and external labor and are capitalized during the application development stage, meaning when the research stage is complete, and management has committed to a project to develop software that will be used for its intended purpose. We also capitalize costs incurred during subsequent efforts to significantly upgrade and enhance the functionality of the software. Capitalized costs are included in capitalized software, net within the condensed consolidated balance sheets. Amortization of internal-use software costs is recorded on a straight-line basis over the estimated useful life and begins once the project is substantially complete and the software is ready for its intended purpose. Useful lives range from one to five years, and amortization is included within general and administrative expenses within the condensed consolidated statements of operations.

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

Recent Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations, and cash flows is included in Note 3 of our unaudited condensed consolidated financial statements for the three months ended March 31, 2026 and 2025 included elsewhere in this Quarterly Report.

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

Not applicable.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 under the Exchange Act, our management, with the participation of our current Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2026, our disclosure controls and procedures were not effective at a reasonable assurance level, or as the date of the filing of this Quarterly Report, due to material weaknesses in our internal control over financial reporting that were identified during the course of the evaluation. These material weaknesses primarily stem from a lack of sufficient personnel to formalize our control design and implementation across our environment, inclusive of our IT and system environment, as well as the lack of segregating key conflicting duties. Following the identification of the material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Our Certifying Officers have concluded that our financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

During the period ending March 31, 2026, we continued our planned remediation efforts to address these previously identified material weaknesses to make the improvements in our disclosure controls and procedures and our internal control over financial reporting. We continue to engage and leverage the use of third-party professionals to support and improve our existing review processes for complex accounting transactions. Additionally, during the quarter ended March 31, 2026, we engaged additional third-party experts to further accelerate and support our remaining remediation and control documentation efforts for the remainder of the current fiscal year. Management believes that these remediation actions, when fully documented, implemented and tested, with the support of the newly engaged third-party experts, will remediate the material weaknesses that have been identified and will strengthen internal controls over financial reporting. However, these remediation efforts will continue to take additional time and resources to achieve throughout the current fiscal year, and additional remediation initiatives may be necessary to successfully address the identified material weaknesses. The Audit Committee of our Board will continue to be actively engaged and exercise continuous oversight throughout the remediation process.

Changes in Internal Control Over Financial Reporting

Except as noted above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15 under the Exchange Act) during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In addition to the above, during the quarter ending March 31, 2026, the Company implemented a new general ledger/ERP system (i.e. NetSuite) affecting certain financial reporting processes. In connection with the implementation, the Company modified certain internal controls over financial reporting, including controls related to user access, journal entries, and system interfaces. Management is continuing to evaluate and refine these controls as part of the post-implementation stabilization process that will continue throughout subsequent financial reporting periods in 2026.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table summarizes the stock repurchase activity during the three months ended March 31, 2026 (in thousands, except for share count and average price paid per share):

	Shares Repurchased	Average Price Paid per Share(1)	Aggregate Purchase Amount	Aggregate Dollar Value of Shares That May Be Purchased Under Plan
January 1, 2026 to January 31, 2026	539,557	$3.20	$1,705	$9,411
February 1, 2026 to February 28, 2026	—	$—	$—	9,411
March 1, 2026 to March 31, 2026	229,961	2.96	680	8,731
Total	769,518	$3.10	$2,385	$8,731

(1)
Average price paid per share includes broker commissions and excise tax that are accounted for as an additional cost of treasury stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended March 31, 2026, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

4.4+	Form of GrabAGun Digital Holdings Inc. Restricted Stock Unit Award Agreement (incorporated herein by reference to the Company’s Form S-8 filed on September 19, 2025).
31.1*	Rule 13a-14(a) or 15d-14(a) Certification of Principal Executive Officer.
31.2*	Rule 13a-14(a) or 15d-14(a) Certification of Principal Financial Officer.
32.1**	Section 1350 Certification of Principal Executive Officer.
32.2**	Section 1350 Certification of Principal Financial Officer.
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed with this Form 10-Q.
**	Furnished with this Form 10-Q.
+	Indicates a management or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GrabAGun Digital Holdings Inc.

Date: May 13, 2026	By:	/s/ Marc Nemati
Marc Nemati
President, Chief Executive Officer and Chairman (principal executive officer)

Date: May 13, 2026	By:	/s/ Justin Hilty
Justin Hilty
Chief Financial Officer (principal financial officer)