Form 10-Q
period 2026-06-30
GrabAGun Digital Holdings Inc.
filed 2026-08-13
CIK 2051380

share

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 11, 2026, the registrant had 29,513,438 shares of common stock outstanding.

GRABAGUN DIGITAL HOLDINGS INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2026

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GRABAGUN DIGITAL HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$97,512	$110,395
Inventory, net	9,324	8,532
Prepaid expenses and other current assets	1,454	1,761
Total current assets	108,290	120,688

Capitalized software, net	1,001	781
Property and equipment, net	11,341	8,550
Operating lease right-of-use asset	—	39
Other assets	1,087	1,204
Total assets	$121,719	$131,262

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$7,817	$11,833
Operating lease liability, current	—	41
Accrued expenses and other current liabilities	2,510	2,447
Unearned revenue	1,163	2,453
Total current liabilities	11,490	16,774

Long-term debt	7,665	6,887
Total liabilities	19,155	23,661

Commitments and Contingencies (Note 11)	—	—

Stockholders' Equity
Common stock, $0.0001 par value; 200,000,000 shares authorized; 31,812,302 shares issued and 29,480,106 shares outstanding as of June 30, 2026 and 31,545,268 shares issued and 29,982,590 outstanding as of December 31, 2025	3	3
Treasury stock, 2,332,196 shares as of June 30, 2026 and 1,562,678 shares as of December 31, 2025	(11,269)	(8,884)
Additional paid-in capital	122,164	121,171
Accumulated deficit	(8,334)	(4,689)
Total stockholders' equity	102,564	107,601
Total liabilities and stockholders' equity	$121,719	$131,262

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRABAGUN DIGITAL HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenues	$23,217	$21,228	$49,145	$44,559
Cost of goods sold	20,091	18,985	43,253	40,076
Gross profit	3,126	2,243	5,892	4,483

Operating expenses:
Sales and marketing	275	234	555	473
General and administrative	5,424	1,227	10,550	3,186
Total operating expenses	5,699	1,461	11,105	3,659
Income (loss) from operations	(2,573)	782	(5,213)	824

Other income:
Interest income, net	760	41	1,561	93
Other income, net	6	—	10	1
Total other income	766	41	1,571	94

Income (loss) before income tax expense	(1,807)	823	(3,642)	918
Income tax expense	3	—	3	—
Net income (loss)	$(1,810)	$823	$(3,645)	$918

Weighted-average shares outstanding, basic and diluted	29,314,979	10,000,000	29,483,454	10,000,000
Net income (loss) per share, basic and diluted	$(0.06)	$0.08	$(0.12)	$0.09

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRABAGUN DIGITAL HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2026	29,366,740	$3	2,332,196	$(11,269)	$121,676	$(6,524)	$103,886
Stock-based compensation	—	—	—	—	488	—	488
Vesting of restricted stock units	113,366	—	—	—	—	—	—
Net loss	—	—	—	—	—	(1,810)	(1,810)
Balance at June 30, 2026	29,480,106	$3	2,332,196	$(11,269)	$122,164	$(8,334)	$102,564

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2025	10,000,000	$1	—	$—	$—	$464	$465
Distribution to GrabAGun Members	—	—	—	—	—	(1,020)	(1,020)
Net income	—	—	—	—	—	823	823
Balance at June 30, 2025	10,000,000	$1	—	$—	$—	$267	$268

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2025	29,982,590	$3	1,562,678	$(8,884)	$121,171	$(4,689)	$107,601
Repurchase of common stock, including excise tax	(769,518)	—	769,518	(2,385)	—		(2,385)
Stock-based compensation	—	—	—	—	993	—	993
Issuance of restricted stock awards	87,973	—	—	—	—	—	—
Forfeiture of restricted stock awards	(970)	—	—	—	—	—	—
Vesting of restricted stock units	180,031	—		—	—	—	—
Net loss	—	—	—	—	—	(3,645)	(3,645)
Balance at June 30, 2026	29,480,106	$3	2,332,196	$(11,269)	$122,164	$(8,334)	$102,564

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	10,000,000	$1	—	$—	$—	$1,389	$1,390
Distribution to GrabAGun Members	—	—	—	—	—	(2,040)	(2,040)
Net income	—	—	—	—	—	918	918
Balance at June 30, 2025	10,000,000	$1	—	$—	$—	$267	$268

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRABAGUN DIGITAL HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,645)	$918
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Stock-based compensation	989	—
Depreciation of property and equipment	18	8
Amortization of software development costs	133	93
Non-cash lease expense	39	110
Amortization of debt issuance costs	4	—
Sales return allowance	(176)	(142)
Inventory returns reserve	149	123
Changes in operating assets and liabilities:
Inventory, net	(942)	(1,347)
Prepaid expenses and other current assets	307	168
Other assets	118	(47)
Accounts payable	(4,052)	1,192
Operating lease liability	(41)	(114)
Accrued and other current liabilities	41	(272)
Unearned revenue	(1,290)	(501)
Net cash provided by (used in) operating activities	(8,348)	189

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,779)	(9)
Disposal of property and equipment	—	2
Capitalized software additions	(364)	(128)
Net cash used in investing activities	(3,143)	(135)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to GrabAGun Members	—	(2,040)
Payments of deferred transaction costs	—	(1,259)
Proceeds from borrowings, net	971	—
Payment for stock repurchases	(2,363)	—
Net cash used in financing activities	(1,392)	(3,299)

Net decrease in cash and cash equivalents	(12,883)	(3,245)
Cash and cash equivalents, beginning of period	110,395	7,887
Cash and cash equivalents, end of period	$97,512	$4,642

Supplemental disclosures of non-cash investing and financing activities:
Deferred transaction costs included in accounts payable	$—	$164
Income taxes paid
Stock-based compensation expense capitalized in internal-use software development costs	$4	$—
Additions of capitalized software included within accounts payable	$11	$24
Purchases of property and equipment included within accounts payable	$30	$—
Excise taxes for stock repurchase included within accrued expenses and other current liabilities	$22	$—

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

2.
LIQUIDITY AND GOING CONCERN

Historically, the Company’s primary source of liquidity has been funds from operating activities. The Company reported an operating loss for the three and six months ended June 30, 2026 and operating income for the three and six months ended June 30, 2025. The Company had negative cash flows from operations of $8.3 million for the six months ended June 30, 2026. As of June 30, 2026, the Company had aggregate cash and cash equivalents of $97.5 million and positive net working capital of $96.8 million.

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

3.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the financial statements of the Company, all entities that are wholly-owned by the Company and all entities in which the Company has a controlling financial interest. All intercompany transactions and balances have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements in accordance with GAAP have been omitted. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

The Company has established an allowance for expected credit losses based upon its analysis of aged receivables and economic conditions. Past-due receivable balances are written off when the Company’s collection efforts have been unsuccessful in collecting the amounts due. As of June 30, 2026 and December 31, 2025, the Company has determined that substantially all amounts are collectible, and an allowance was not considered necessary. The following table sets forth the Company’s cash and cash equivalents as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Cash	$97,271	$109,896
Receivables from third-party financial institutions for credit card transactions	202	427
Receivables from third-party financial institutions for SNPL program	39	72
Cash and cash equivalents	$97,512	$110,395

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

Customer Concentration

As of June 30, 2026 and December 31, 2025, no customers accounted for more than 10% of accounts receivable. For the three and six months ended June 30, 2026 and 2025, no customers accounted for more than 10% of revenues.

Vendor Concentration

The Company purchases firearms and ammunition products included on its website directly from both manufacturers and wholesale distributors. While the Company sources products from a diverse vendor base, purchases from the Company’s largest wholesale distributors, defined as those accounting for 10% or more of inventory and product costs, represented approximately 38% and 39% of inventory and product cost for the three and six months ended June 30, 2026, respectively, and 39% and 47% of inventory and product costs for the three and six months ended June 30, 2025, respectively.

Inventory, net

Inventories, which consist primarily of finished firearms and non-firearms goods, are valued at the lower of cost or net realizable value. Cost is determined using the weighted-average cost method and includes the cost of goods and related freight costs, if any.

The Company records adjustments to its inventories, which are reflected in cost of goods sold, if the cost of specific inventory items on hand exceeds the amount that the Company expects to realize from the ultimate sale or disposal of the inventory. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if necessary. No provision was recognized during the three and six months ended June 30, 2026 and 2025.

In addition, the Company records an estimated reserve amount for the net realizable value of expected future inventory returns related to the Company’s sale returns reserve. The inventory returns reserve balance was $0.2 million as of June 30, 2026 and $0.3 million as of December 31, 2025, and is included in inventory, net within the condensed consolidated balance sheets.

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

The Company’s capitalized implementation costs for cloud computing arrangements, net consisted of the following (in thousands):

		June 30, 2026
	Balance Sheet Location	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Implementation costs, short-term	Prepaid expenses and other current assets	$425	$73	$352
Implementation costs, long-term	Other assets	332	—	332
Total capitalized cloud computing arrangements implementation costs		$757	$73	$684

		December 31, 2025
	Balance Sheet Location	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Implementation costs, short-term	Prepaid expenses and other current assets	$192	$8	$184
Implementation costs, long-term	Other assets	322	—	322
Total capitalized cloud computing arrangements implementation costs		$514	$8	$506

These cloud computing arrangements were primarily related to the implementation of the Company’s enterprise resource planning system, among other software implementations. The Company recorded $48 thousand and $65 thousand of amortization expense during the three and six months ended June 30, 2026, respectively. No amortization expense was recorded during the three and six months ended June 30, 2025.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, such as property and equipment, capitalized software, capitalized implementation costs associated with cloud computing arrangements, and operating lease right-of-use (“ROU”) assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indicators of impairment are present, the Company will perform a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to the asset or asset group in question to the carrying amount. If the undiscounted cash flows used in the test for recoverability are less than the asset or asset group’s carrying amount, the Company will determine the fair value of the asset or asset group and recognize an impairment loss if the carrying amount exceeds its fair value. No impairment charges were recorded on any long-lived assets during the three and six months ended June 30, 2026 and 2025.

Leases

With respect to leases with an initial term of more than 12 months, on the lease commencement date, the Company recognizes an ROU asset representing its right to use the underlying asset for the lease term on the condensed consolidated balance sheets along with the related lease liability representing its obligation to make lease payments arising from the lease. The ROU asset consists of: (1) the amount of the initial lease obligation; (2) any lease payments made to the lessor at or before the lease commencement date, minus any lease incentives received; and (3) any initial direct cost incurred by the Company. Initial direct costs are incremental costs of a lease that would not have been incurred if the lease had not been obtained and are capitalized as part of the ROU asset. The lease obligation equals the present value of the future cash payments discounted using the rate implicit in the lease whenever that rate is readily determinable. If the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate, which is determined by utilizing management's judgment based on information available at lease commencement. Lease payments can include fixed payments, variable payments that depend on an index or rate known at the commencement date, and extension option payments or purchase options which the Company is reasonably certain to exercise. In the determination of the lease term, the Company considers the existence of extension or termination options and the probability of those options being exercised.

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

For financial assets and liabilities, including cash and cash equivalents, prepaid expenses and other current assets, other assets, accounts payable, and accrued expenses and other current liabilities, the carrying value approximates fair value due to the relatively short maturity period of these balances. The carrying value of the Company’s long-term debt with a variable interest rate approximates fair value based on instruments with similar terms using level 2 inputs. As of June 30, 2026 and December 31, 2025, the Company had no financial assets or liabilities measured at fair value on a recurring basis.

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

Generally, customers may return non-firearm products within 30 days of purchase. Revenue is recognized net of expected returns, which the Company estimates using historical return patterns and its expectation of future returns. The Company’s sales returns reserve totaled $0.2 million and $0.4 million as of June 30, 2026 and December 31, 2025, respectively, and is included in accrued expenses and other current liabilities within the condensed consolidated balance sheets.

Gift Card Sales

The Company sells gift cards, which do not have expiration dates, and does not deduct non-usage fees from outstanding gift card balances. Gift card sales represent an open performance obligation for the future delivery of promised goods or services to be provided by the Company and are considered a liability to be subsequently recognized as revenue upon redemption by the customer, which is typically within one year of issuance. Over time, a portion of the outstanding balance of gift cards will not be redeemed by the customer, which is referred to as “breakage”. Revenue is recognized for expected breakage over time in proportion to the pattern of redemption by customers to the extent that breakage revenue is not immaterial. The determination of the gift card breakage is based on the Company’s specific historical redemption patterns. As of June 30, 2026 and December 31, 2025, unredeemed gift card balances were immaterial.

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

PEW Logistics Service Revenue

PEW Logistics service revenue consists of order fulfillment services, e-commerce platform hosting services, and storage solutions. Revenue from order fulfillment services is recognized when control of the goods is transferred to the end customer, which occurs upon delivery of merchandise to the customer’s desired location. Revenue from e-commerce platform hosting services is recognized ratably over the contractual service period. Revenue from storage solutions is recognized each month based on the volume of goods stored during that month. The Company commenced revenue-generating activities for PEW Logistics during the three months ended March 31, 2026. PEW Logistics service revenue totaled $0.2 million and $0.4 million for the three and six months ended June 30, 2026, respectively.

Incremental costs incurred to fulfill e-commerce platform hosting arrangements are capitalized in accordance with ASC 340-40, “Other Assets and Deferred Costs — Contracts with Customers”, when recoverable and amortized over the estimated period of benefit, which the Company has determined to be 3 years. As of June 30, 2026 and December 31, 2025, the carrying amount of capitalized contract fulfillment costs related to e-commerce platform hosting services was $46 thousand and $29 thousand, respectively, which was included in other assets within the condensed consolidated balance sheet.

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

Unearned Revenue

Unearned revenue is recorded when payments are received or due in advance of completing performance obligations, which primarily relates to the timing difference between the customer order date and the delivery date to the customer’s desired location, as each customer is required to pay for its order at the time of purchase. The Company’s unearned revenue balance within its condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025 totaled $1.2 million and $2.5 million, respectively. These balances are recognized as revenue upon transfer of control, which is typically within the first month of the following fiscal period.

Disaggregated Revenue Information

The following table represents a disaggregation of revenue by category (in thousands). The Company’s revenue streams include firearm and non-firearm retail sales, which are directly transacted through its website or mobile platform, as well as service revenue from PEW Logistics.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Firearm sales	$19,349	$17,836	$41,007	$37,438
Non-firearm sales	3,645	3,392	7,762	7,121
Service sales	223	—	376	—
Total net sales	$23,217	$21,228	$49,145	$44,559

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

Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which is intended to improve the disclosures of expenses by providing more detailed information about the types of expenses in commonly presented expense captions. Additionally, in January 2025, the FASB issued ASU 2025-01, “Income Statement - Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date” (“ASU 2025-01”), to clarify the effective date of ASU 2024-03. The standard requires breaking down expenses into specific categories, such as employee compensation and costs related to depreciation and amortization, as well as a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. This ASU also requires disclosure of the total amount of selling expense and, in annual reporting periods, an entity’s definition of selling expenses. ASU 2024-03 is effective for the Company beginning in fiscal year 2027 and interim periods beginning in fiscal year 2028, either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on its condensed consolidated financial statement disclosures.

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

5.
Significant balance sheet componeNts

Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30, 2026	December 31, 2025
Land	$5,561	$5,561
Furniture and fixtures	169	163
Building construction in progress	5,601	2,828
Computer hardware and software	137	107
Total property and equipment	11,468	8,659
Less: accumulated depreciation	(127)	(109)
Total property and equipment, net	$11,341	$8,550

Depreciation expense was immaterial for the three and six months ended June 30, 2026 and 2025 and is included in general and administrative expenses. As of June 30, 2026, the building purchased in November 2025 has not been placed in service.

Capitalized Software, Net

Capitalized software, net consisted of the following (in thousands):

	June 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Website development	$1,747	$1,092	$655	$1,463	$1,026	$437
Internal-use software	1,094	748	346	1,025	681	344
Implementation costs	13	13	—	13	13	—
Total capitalized software	$2,854	$1,853	$1,001	$2,501	$1,720	$781

Amortization expense was $68 thousand and $134 thousand for the three and six months ended June 30, 2026, respectively, and amortization expense was $47 thousand and $93 thousand for the three and six months ended June 30, 2025, respectively.

As of June 30, 2026, estimated future amortization expense is expected as follows:

For the year ending December 31,	Amount
2026 (excluding the six months ended June 30, 2026)	$142
2027	258
2028	230
2029	200
2030	151
Thereafter	20
Total capitalized software, net	$1,001

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2026	December 31, 2025
Accrued bonus	$1,030	$552
Accrued credit card payable	337	497
Accrued interest	24	41
Accrued professional services	46	244
Accrued wages and benefits	329	39
Sales return estimate	240	416
Current portion of long-term debt	197	—
Other accrued liabilities	307	658
Total accrued expenses and other current liabilities	$2,510	$2,447

6.
LEASES

As of December 31, 2025, the Company leased certain office and warehouse space under a long-term non-cancelable operating lease. This lease expired in February 2026, after which the Company entered into a month-to-month arrangement for the continued use of the space. Lease expense related to this arrangement was approximately $68 thousand and $131 thousand for the three and six months ended June 30, 2026, respectively.

In addition, the Company entered into an office lease in November 2025 with an initial term of eight months and a three-month renewal option. In March 2026, the lease was amended to extend the term through December 2026. Lease expense related to this lease was approximately $34 thousand and $67 thousand for the three and six months ended June 30, 2026, respectively.

As of June 30, 2026 all of the Company’s lease arrangements were short-term leases. Accordingly, no right-of-use assets or lease liabilities were recorded in the condensed consolidated balance sheet as of June 30, 2026.

7.
SHAREHOLDERs’ equity

Common Stock

The Company has authorized a total of 200,000,000 shares of common stock, $0.0001 par value per share. The Company has 31,812,302 shares of common stock issued and 29,480,106 shares of common stock outstanding as of June 30, 2026.

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
at a price of $0.10 per warrant;
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

As of June 30, 2026, the Company had 5,666,667 Public Warrants and 5,000,000 Private Placement Warrants that remain outstanding and are accounted for as equity-classified instruments.

Stock Repurchase Program

On August 4, 2025, the Company’s board of directors (the “Board”) authorized a stock repurchase program through the next 12 months or August 2026, to purchase up to $20.0 million of the Company’s common stock (the “2025 Repurchase Program”), which has and will be funded using existing cash or future cash flows. As of June 30, 2026, $8.7 million remained available for repurchase under the 2025 Repurchase Program. Repurchased shares are recorded as treasury stock and are not formally retired.

The timing and number of shares repurchased is determined based on an evaluation of market conditions and other factors, including stock price, trading volume, general business and market conditions, and the availability of capital. The 2025 Repurchase Program does not obligate the Company to acquire a specified number of shares and may be modified, suspended, or discontinued at any time. The total cost of repurchases includes broker commissions and the 1% excise tax imposed as part of the Inflation Reduction Act of 2022, which is calculated based on stock repurchases, net of certain stock issuances. Excise taxes levied against a current period’s share repurchases are typically paid in the following year per applicable law. On the Company’s condensed consolidated statements of cash flows, these excise taxes are reflected in the fiscal period of payment.

The Company did not repurchase any shares of common stock during the three months ended June 30, 2026. The following table summarizes the stock repurchase activity for 769,518 shares of common stock repurchased during the six months ended June 30, 2026 (in thousands), all of which occurred during the three months ended March 31, 2026:

June 30, 2026
Cost of share repurchses, excluding excise tax	$2,363
Excise tax for share repurchases	22
Total cost of repurchases	$2,385

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

The Board is responsible for the administration of the 2025 Plan, which may be delegated to one or more committees of the Board. The Board (or a committee of the Board) determines the term, exercise price, and vesting terms of each award. As of June 30, 2026, the total number of shares of common stock available for issuance under the 2025 Plan was 2,964,314 shares.

RSAs and RSUs

During the six months ended June 30, 2026, the Company granted RSUs under the 2025 Plan to employees. Each award entitles the recipient to one share of common stock upon time-based vesting. The Company measures the fair value of these awards using the stock price on the date of grant. Stock-based compensation expense for RSAs and RSUs is recorded on a straight-line basis over the vesting period.

The following is a summary of the Company’s unvested RSA and RSU activity under the 2025 Plan during the six months ended June 30, 2026:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2025	730,236	$5.24
Granted	56,579	2.77
Forfeited	(17,334)	2.88
Vested	(146,697)	5.65
Outstanding as of June 30, 2026	622,784	$4.98

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

Stock-Based Compensation

Stock-based compensation expense during the three and six months ended June 30, 2026 was $0.5 million and $1.0 million, respectively, and is recorded to general and administrative expense within the Company’s condensed consolidated statements of operations. Stock-based compensation included in the Company’s condensed consolidated statements of changes in stockholders’ equity includes a nominal amount of capitalized internal-use software. During the three and six months ended June 30, 2025, the Company did not recognize any stock-based compensation expense. As of June 30, 2026, the Company had $2.3 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 1.91 years.

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

Basic and diluted net income (loss) per share attributable to common shareholders was calculated as follows (in thousands, except for shares):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income (loss)	$(1,810)	$823	$(3,645)	$918
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	29,314,979	10,000,000	29,483,454	10,000,000
Net income (loss) per share attributable to common shareholders	$(0.06)	$0.08	$(0.12)	$0.09

During the three and six months ended June 30, 2026, the Company reported a net loss. The Company’s potentially dilutive securities, which include unvested RSAs, RSUs, and equity-classified warrants have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common shareholders is the same.

During the three and six months ended June 30, 2025, the Company had no potentially dilutive securities outstanding; therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net income per share attributable to common shareholders is the same.

The following outstanding potentially dilutive common stock equivalents were excluded from the computation of diluted net income (loss) per share due to their anti-dilutive effect for as of June 30, 2026:

Shares
Unvested RSUs	535,781
Unvested RSAs	87,003
Warrants	10,666,667
Total	11,289,451

As of June 30, 2026, unvested RSAs are reflected in shares of common stock issued and outstanding on the condensed consolidated balance sheet but are excluded from the calculation of weighted-average shares of common stock outstanding for purposes of calculating net loss per share. As of December 31, 2025, unvested RSAs granted during the year are not considered legally issued and outstanding. Therefore, these shares are excluded from the common stock issued and outstanding on the condensed consolidated balance sheet and statement of changes in shareholders’ equity.

As of June 30, 2026, all vested RSUs are legally issued and outstanding. As of December 31, 2025, RSUs vested during the year were not issued and outstanding because they had not yet been settled into common stock. Therefore, these shares are excluded from the common stock issued and outstanding on the condensed consolidated balance sheet and statement of changes in shareholders’ equity. However, all vested RSUs are included in the calculation of the weighted-average shares outstanding for purposes of calculating net loss per share.

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

The following table sets forth significant expense categories and other specified amounts included in net income (loss) that are reviewed by the CODM, or are otherwise regularly provided to the CODM, for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three months ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenues	$23,217	$21,228	$49,145	$44,559
Less:
Inventory and product costs	19,498	18,511	42,039	39,060
Employee compensation expense	2,196	621	4,218	1,210
Stock-based compensation	486	—	989	—
Depreciation and amortization expense	126	51	218	101
Other costs and expenses (1)	3,481	1,263	6,887	3,363
Interest income, net	(760)	(41)	(1,561)	(93)
Net income (loss)	$(1,810)	$823	$(3,645)	$918

(1)
Other costs and expenses primarily consists of legal and professional services, directors fees, shipping expenses, payment processing fees, and program and web development expenses.

As of June 30, 2026 and December 31, 2025, all of the Company’s property and equipment were maintained in the United States. For the six months ended June 30, 2026 and 2025, all of the Company’s revenues and expenses were generated and incurred in the United States.

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

The significant variance in the effective tax rate from the statutory tax rate for the three and six months ended June 30, 2026 was primarily due to the impact of permanent items, state taxes and change in the valuation allowance.

11. COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company may become involved in various litigation and administrative proceedings relating to claims arising from its operations in the normal course of business. Management believes that the ultimate resolution of any such ordinary-course matter will not have a material adverse effect on the financial position or results of operations of the Company.

On May 4, 2026, a putative class action lawsuit was filed against the GrabAGun LLC in Pennsylvania state court. On May 26, 2026, the GrabAGun LLC removed the case to federal court. The case is styled Justin Popowicz, individually and on behalf of all others similarly situated, vs. Metroplex Trading Company LLC (n/k/a GrabAGun LLC), Case No. 2:26-cv-03564-GAM in the United States District Court for the Eastern District of Pennsylvania. Plaintiff asserts claims on behalf of several thousand Pennsylvania residents who purchased products from GrabAGun LLC’s website, alleging that the Company’s collection and use of its customers’ personal data violates the Pennsylvania Wiretapping Act and the Uniform Firearms Act. Plaintiff seeks unspecified actual damages, statutory damages of not less than $1,000 per violation, punitive damages, and attorneys’ fees. On July 2, 2026, GrabAGun LLC filed a motion to dismiss for lack of personal jurisdiction, improper venue, and failure to state a claim, as well as an alternative motion to transfer the case to a federal district court in Texas, both of which remain pending. GrabAGun LLC believes that it has substantial defenses to the plaintiff’s claims, and it intends to vigorously defend itself against the plaintiff’s allegations. The Company does not believe at this time that a loss is probable in this matter, nor can a range of possible losses be determined. Accordingly, no accrual or range of loss has been included in the accompanying condensed consolidated financial statements.

On June 9, 2026, ABC IP, LLC, Rare Breed Triggers, Inc., and RBTM LLC (collectively, the “Plaintiffs”) filed a complaint against GrabAGun LLC in the United States District Court for the Northern District of Texas (No. 3:26-cv-01903). The action was subsequently transferred to the United States District Court for the Eastern District of Texas and centralized for coordinated pretrial proceedings in a multidistrict litigation proceeding captioned In re Rare Breed Triggers Patent Litigation, MDL No. 3176 (No. 4:26-md-03176-ALM), in which GrabAGun LLC’s matter is pending as No. 4:26-cv-00810. In their complaint, the Plaintiffs allege that GrabAGun LLC directly, contributorily, and by inducement infringed eight United States patents relating to forced-reset trigger technology through the alleged making, using, selling, and/or offering for sale of the “Atrius Development 3 Position Forced Reset Selector” and the “(3-Position) Partisan Disruptor” products. The Plaintiffs also allege federal and common-law trademark infringement, false designation of origin, and unfair competition arising from the alleged use of their FRT marks. The Plaintiffs seek preliminary and permanent injunctive relief, unspecified monetary damages (including alleged lost profits or a reasonable royalty), enhanced damages based on allegations of willful infringement, disgorgement of profits and other monetary relief in connection with the trademark claims, and attorneys’ fees and costs. The complaint does not specify the amount of monetary damages sought. The matter is at an early stage. GrabAGun LLC intends to defend against the claims vigorously. Because the litigation has only recently commenced and involves unresolved factual and legal issues, the Company cannot at this time predict the outcome or reasonably estimate the amount or range of any potential loss. Accordingly, no accrual or range of loss has been included in the accompanying condensed consolidated financial statements.

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

12. RELATED PARTIES

As of the Closing Date of the Business Combination, PSQ Holdings, Inc. (“PublicSquare”) and its wholly owned subsidiaries, Credova and PSQ Payments, constitute related parties to the Company. PSQ Payments provides credit card processing services to the Company and Credova facilitates financing for the Company’s customers through its SNPL program. As of June 30, 2026, two members of the Company's board of directors also serve as directors of PublicSquare. A third member, who also serves as the Chairman and Chief Executive Officer of PublicSquare, served on the Company's board of directors through June 23, 2026. For the three and six months ended June 30, 2026, the Company incurred fees for these services under existing agreements that totaled $0.5 million and $1.0 million, respectively, and are recorded within cost of goods sold on the condensed consolidated statements of operations.

In March 2026, the Company entered into a Construction Agreement (“Construction Agreement”) with The Infinity Group, LLC (“Infinity”), a company controlled by the father-in-law of an executive officer of the Company, following a competitive bidding process. Under the Construction Agreement, Infinity will perform interior construction and repair services for the Company’s new headquarters located in Farmers Branch, Texas. The Construction Agreement provides for payments of up to approximately $5.2 million over an eight-month period, of which $1.5 million and $2.5 million was incurred in the three and six months ended June 30, 2026, respectively, and was capitalized within property and equipment, net within the condensed consolidated balance sheet.

13.
DEBT

On November 25, 2025, the Company entered into a Business Loan Agreement providing for a delayed draw term loan (the “Loan”) to fund the acquisition of a building for use as the Company’s corporate headquarters and primary inventory warehouse. The Loan provides for a 12-month draw period, which commenced in November 2025, during which advances may be made up to the maximum principal amount which was originally set at $8.5 million. During the second quarter of 2026, the Company entered into an amendment to the Business Loan Agreement and related loan documents that, among other things, increased the maximum principal amount of the Loan to $9.3 million. After the draw period concludes in November 2026, no additional advances may be made. Quarterly interest payments began in February 2026, with principal and interest payments commencing in February 2027.

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

As of June 30, 2026 and December 31, 2025, the Company had $7.9 million and $6.9 million outstanding under the Loan, respectively. As of June 30, 2026, approximately $0.2 million of the outstanding balance was considered current and classified within accrued expenses and other current liabilities, and the remaining $7.7 million was classified within long-term debt, net, on the condensed consolidated balance sheet. As of December 31, 2025, no portion of the outstanding balance was classified within accrued expenses and other current liabilities.

During the three and six months ended June 30, 2026 the Company capitalized $0.1 million and $0.2 million of interest cost, respectively, in connection with construction activities related to its building under construction, which was recorded within property and equipment, net on the condensed consolidated balance sheet. As of June 30, 2026 and December 31, 2025, accrued interest totaled $24 thousand and $41 thousand, respectively, and was included within accrued expenses and other current liabilities on the condensed consolidated balance sheets. The difference between the variable interest rate and the effective interest rate during the three and six months ended June 30, 2026 was not significant. The variable interest rate on the Loan ranged from 5.43% to 5.53% during the three and six months ended June 30, 2026.

The Loan is secured by a trust deed covering the corporate headquarters and inventory warehouse, along with associated improvements, fixtures, rents, and related personal property. Additionally, the Loan includes an assignment of rents related to this property. The Loan is guaranteed by the Company pursuant to a commercial guaranty executed in November 2025. Under the amended loan documents, the Company and its consolidated subsidiaries are required to maintain either (i) a minimum fixed charge coverage ratio of 1.25 to 1.00, measured quarterly on a trailing twelve-month basis, or (ii) minimum liquidity held with the lender equal to at least two times the loan balances of 4880 Alpha LLC. Compliance with either covenant satisfies this requirement. Such amendment applies from the date the original Business Loan Agreement was entered into, and the Company was in compliance with the liquidity covenant requirement as of June 30, 2026.

As the Loan was issued with an initial variable rate of interest, the Company believes that the fair value of the obligation is approximated by the carrying value of the Loan as of June 30, 2026. The carrying value of the Loan includes the outstanding principal amount, less unamortized debt issuance costs. Therefore, the Company assumes the carrying value of the debt would closely approximate the fair value of the Loan obligation based on Level 2 inputs since the Loan carries a variable interest rate that is based on the one-month Term SOFR during the draw period.

The following table presents the schedule of maturities for the Term Loan as of June 30, 2026:

Year ending December 31,	Amount
2026	$—
2027	394
2028	394
2029	394
2030	394
Thereafter	6,303
Total debt principal payments	7,879
Unamortized debt issuance costs	(17)
Outstanding debt balance	$7,862

14. SUBSEQUENT EVENTS

The Company has evaluated events through the date these financial statements were issued.

There have been no events or transactions that have occurred subsequent to the balance sheet date that would require recognition or disclosure in the accompanying financial statements.

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

Business Overview

GrabAGun is a digitally native and multi-brand eCommerce retailer of firearms, ammunition and related accessories. Since we began doing business as GrabAGun.com in 2010, GrabAGun has developed and grown its online gun platform, leveraging technology to provide a tech-first eCommerce experience, specially catering to the next generation of firearms enthusiasts, sportsmen and defenders. Our broad selection of product offerings ranges from carry handguns and sporting long guns to an assortment of firearm ammunition, magazines and optics. We source these products from more than 2,000 leading brands such as Smith & Wesson Brands, Sturm, Ruger & Co., Sig Sauer and Glock, for whom we serve as a non-exclusive online sales partner, as well as emerging brands and manufacturers. Our firearms products are purchased by customers online through our eCommerce site and delivered to the customers’ choice of federal firearm licensed dealers within our network or, with respect to most accessories and other eligible products, delivered directly to customers. Our collaborative business relationships and multi-brand vendor strategy enable us to offer about 73,000 products, which we believe to be one of the most expansive product assortments currently offered among firearms and ammunition industry retailers. For the three months ended June 30, 2026 and 2025, we generated $23.2 million and $21.2 million in net revenues, respectively. For the six months ended June 30, 2026 and 2025, we generated $49.1 million and $44.6 million in net revenues, respectively. We had a net loss for the three and six months ended June 30, 2026 of $1.8 million and $3.6 million, respectively, and net income for the three and six months ended June 30, 2025 of $0.8 million and $0.9 million, respectively.

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

See Note 1 of our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2026 and 2025, included elsewhere in this Quarterly Report, for more information concerning the closing of the Business Combination.

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

We purchase the firearms, accessories and ammunition products offered on our eCommerce platform directly from both wholesale distributors and original manufacturers. For the year ended December 31, 2025, we purchased approximately 92% of the products we sold from wholesale distributors and the remaining 8% directly from firearms manufacturers, measured by product cost. Although we purchase from a diverse vendor base, in 2025, the products we purchased from wholesale distributors Sports South, LLC, Chattanooga Shooting Supplies, LLC and Lipsey’s (our three largest wholesale distributor partners during calendar year 2025 by product cost), represented approximately 30%, 11%, 10%, respectively, of total purchases during 2025 by product cost. In addition, sales of products manufactured by Ruger, Smith & Wesson Brands, Springfield Armory, and Sig Sauer, whether purchased directly from these manufacturers or from a wholesale distributor, represented approximately 10%, 8%, 7%, and 5%, respectively of 2025 sales. The loss of, or change in business relationship with, any of these or any other key vendors, or the diminished availability of their products, including due to backlogs for their products, could reduce the supply and impact the cost of products we sell and negatively impact our competitive position.

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

See Note 3 of our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2026 and 2025, included elsewhere in this Quarterly Report, for more information concerning our revenue recognition policies.

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

Results of Operations

The results of operations presented below should be reviewed in conjunction with our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2026 and 2025, included elsewhere in this Quarterly Report.

Comparison of the three and six months ended June 30, 2026 and 2025

The following table sets forth our results of operations for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Net revenues	$23,217	$21,228	$1,989	9%	$49,145	$44,559	$4,586	10%
Cost of goods sold	20,091	18,985	1,106	6%	43,253	40,076	3,177	8%
Gross profit	3,126	2,243	883	39%	5,892	4,483	1,409	31%
Operating expenses:
Sales and marketing	275	234	41	18%	555	473	82	17%
General and administrative	5,424	1,227	4,197	342%	10,550	3,186	7,364	231%
Total operating expenses	5,699	1,461	4,238	290%	11,105	3,659	7,446	204%
Income (loss) from operations	(2,573)	782	(3,355)	(429)%	(5,213)	824	(6,037)	(733)%
Other income:
Interest income, net	760	41	719	1754%	1,561	93	1,468	1579%
Other income, net	6	—	6	100%	10	1	9	900%
Income (loss) before income tax expense	(1,807)	823	(2,630)	(320)%	(3,642)	918	(4,560)	(497)%
Income tax expense	3	—	3	100%	3	—	3	100%
Net income (loss)	$(1,810)	$823	$(2,633)	(320)%	$(3,645)	$918	$(4,563)	(497)%

Net Revenues

Net revenues increased by $2.0 million, or 9%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was primarily driven by fluctuations within the firearm and non-firearm product categories, as well as the initiation of service revenues as outlined below:

•
Firearm sales increased $1.5 million, or 8%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This increase was primarily due to a 12% increase in average sales price, partially offset by a 4% decrease in sales volumes of firearm products.
•
Non-firearm sales increased $0.3 million, or 7% for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This increase was primarily due to a 30% increase in average sales price for non-firearm products, partially offset by an 18% decrease in sales volumes.
•
Service sales totaled $0.2 million for the three months ended June 30, 2026. There were no service sales in the comparable 2025 period, as PEW Logistics began generating revenue in the first quarter of 2026.

Net revenues increased by $4.6 million, or 10%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily driven by fluctuations within the firearm and non-firearm product categories, as well as the initiation of service revenues as outlined below:

•
Firearm sales increased $3.6 million, or 10% for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This increase was primarily due to a 12% increase in average sales price, partially offset by a 3% decrease in sales volumes of firearm products.

•
Non-firearm sales increased $0.6 million, or 9% for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This increase was primarily due to a 25% increase in average sales price, partially offset by a 13% decrease in sales volumes of non-firearm products.
•
Service sales totaled $0.4 million for the six months ended June 30, 2026. There were no service sales in the comparable 2025 period, as PEW Logistics began generating revenue in the first quarter of 2026.

Cost of Goods Sold

Cost of goods sold increased by $1.1 million, or 6%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was primarily driven by a 10% increase in average firearm product cost, partially offset by lower sales volumes across firearm and non-firearm products.

Cost of goods sold increased by $3.2 million, or 8%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily driven by an 11% increase in average firearm product cost, partially offset by lower sales volumes across firearm and non-firearm products.

Gross profit increased by $0.9 million, or 39%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was primarily driven by higher average sales prices across firearm and non-firearm products, as well as the contribution from service revenue generated by PEW Logistics.

Gross profit increased by $1.4 million or 31%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily driven by higher average sales prices across firearm and non-firearm products, as well as the contribution from service revenue generated by PEW Logistics.

Sales and Marketing Expense

Sales and marketing expense increased by $41 thousand or 18% for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase reflects continued investment in marketing initiatives designed to drive customer growth and support long-term revenue. Spending was primarily focused on customer acquisition, brand awareness, and digital marketing programs.

Sales and marketing expense increased by $82 thousand or 17% for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase reflects continued investment in marketing initiatives designed to drive customer growth and support long-term revenue. Spending was primarily focused on customer acquisition, brand awareness, and digital marketing programs.

General and Administrative Expense

General and administrative expense increased by $4.2 million, or 342%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This increase was primarily driven by increased costs to support the growth of the business and operating as a public company, including a $1.6 million increase in employee compensation costs, a $0.5 million increase in stock-based compensation expense, a $0.9 million increase in professional services costs, a $0.5 million increase in director fees and expenses, and a $0.3 million increase in program and web development expenses.

General and administrative expense increased by $7.4 million, or 231%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This increase was primarily driven by increased costs to support the growth of the business and operating as a public company, including a $3.0 million increase in employee compensation costs, a $1.0 million increase in stock-based compensation expense, a $1.3 million increase in professional services costs, and a $1.0 million increase in director fees and expenses.

Interest Income, net

Interest income, net increased by $0.7 million, or 1754%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, which was due to an increase in the daily cash sweep balances held in the current period.

Interest income, net increased by $1.5 million or 1579%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, which was due to an increase in the daily cash sweep balances held in the current period.

Other Income, net

Other income, net increased by $6 thousand, or 100%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, attributable to miscellaneous income and expense items recognized during the period.

Other income, net increased by $9 thousand, or 900%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, attributable to miscellaneous income and expense items recognized during the period.

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

The following table reconciles our GAAP and non-GAAP financial measures for the three and six months ended June 30, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenues	$23,217	$21,228	$49,145	$44,559
Cost of goods sold	20,091	18,985	43,253	40,076
Gross profit	3,126	2,243	5,892	4,483
% gross profit	13%	11%	12%	10%

Net income (loss)	$(1,810)	$823	$(3,645)	$918
Interest income, net	(760)	(41)	(1,561)	(93)
Income tax expense	3	—	3	—
Depreciation and amortization	126	51	218	101
Stock-based compensation expense	486	—	989	—
Non-recurring costs:
Transaction costs (1)	—	71	—	524
Business optimization (2)	283	—	283	—
Adjusted EBITDA	$(1,672)	$904	$(3,713)	$1,450
% Adjusted EBITDA margin	(7)%	4%	(8)%	3%

(1) Non-recurring costs consisting of third-party accounting and consulting fees incurred in connection with the Business Combination.

(2) Non-recurring costs consisting of third-party costs related to the implementation of the Company's internal control framework and non-capitalizable costs related to the implementation of the Company's enterprise resource planning system.

Liquidity and Capital Resources

Historically, we have financed operations primarily through cash generated from operating activities. Based on our current operating plans, we believe that the net proceeds realized from the Business Combination, along with our previously existing cash and cash equivalent balance, will be sufficient to fund our projected operating expenses and capital expenditure requirements for at least 12 months following the date the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2026 and 2025 included elsewhere in this Quarterly Report are available to be issued. This estimate is based on assumptions that may prove to be incorrect, and we could use our available capital resources sooner than anticipated.

As of June 30, 2026 and December 31, 2025, the Company had a cash and cash equivalent balance of $97.5 million and $110.4 million, respectively. Excess cash is primarily invested in overnight cash sweeps, which offer high liquidity and strong credit ratings. Following the consummation of the Business Combination, we do not currently anticipate needing to raise additional capital in the near term and based on our current expectations with respect to cash to be generated from our operations. However, our liquidity needs will be dependent on the performance of our business. See “Risk Factors — GrabAGun may require additional funding to finance its operations, but adequate additional financing may not be available when it needs it, on acceptable terms or, at all” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for further discussion. By focusing on competitive pricing and operational efficiency, we seek to maximize customer satisfaction and lifetime value while maintaining strong profit margins. The digital-first approach also allows our company to scale efficiently and serve a nationwide customer base with ease.

On November 25, 2025, the Company, through its indirect wholly owned subsidiary, 4880 Alpha LLC, entered into a Business Loan Agreement with BOKF, NA dba Bank of Texas (the “Lender”), pursuant to which the Lender extended a delayed draw term loan to 4880 Alpha LLC up to a maximum principal amount which was originally set at $8.5 million (the “Loan”). During the second quarter of 2026, the Company entered into an amendment to the Business Loan Agreement and related loan documents that increased the maximum principal amount of the Loan to $9.3 million. The Loan matures on November 25, 2036, and bears interest at a variable rate during the initial 12-month period beginning from the loan date (the “Initial Period”) equal to 1.85% over the one-month term SOFR; from and after November 25, 2026 (the “Remaining Period”), the Loan will bear interest at a fixed rate determined by the Lender as 1.85% over the BOKF Tier 1 COF. During the Initial Period, interest is payable quarterly, with the first quarterly interest payment due on February 25, 2026. During the Remaining Period, interest and principal amortization payments are payable quarterly, with the first quarterly interest and principal amortization payment due on February 25, 2027. The Loan is secured by a Deed of Trust encumbering the real property located at 4880 Alpha Road, Farmers Branch, Texas, together with all improvements, fixtures, rents and related personal property, as well as an Assignment of Rents with respect to such property. The Loan is guaranteed by the Company in the full principal amount pursuant to a Commercial Guaranty, dated November 25, 2025. Under the amended loan documents, the Company and its consolidated subsidiaries are required to maintain either (i) a fixed charge coverage ratio of not less than 1.25 to 1.00, measured quarterly on a trailing twelve-month basis, or (ii) minimum liquidity held with the Lender equal to at least two times the loan balances of 4880 Alpha LLC. Compliance with either covenant satisfies this requirement. The amendment applies from the date the original Business Loan Agreement was entered into, and the Company was in compliance with the amended covenant requirement as of June 30, 2026. As of June 30, 2026, the Company has drawn $7.9 million under the Loan.

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

Comparison of the six months ended June 30, 2026 and 2025

The following table summarizes our cash flows for the periods presented (in thousands, except percentages):

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Net cash provided by (used in) operating activities	$(8,348)	$189	$(8,537)	(4517)%
Net cash used in investing activities	(3,143)	(135)	(3,008)	(2228)%
Net cash used in financing activities	(1,392)	(3,299)	1,907	58%
Net decrease in cash and cash equivalents	$(12,883)	$(3,245)	$(9,638)	(297)%

Operating Activities

Net cash used in operating activities was $8.3 million for the six months ended June 30, 2026, compared to net cash provided by operating activities of $0.2 million for the six months ended June 30, 2025. The change reflects the Company’s net loss, which was adjusted for non-cash items such as stock-based compensation, alongside a decrease in accounts payable and unearned revenue.

Investing Activities

Net cash used in investing activities was $3.1 million for the six months ended June 30, 2026, compared to $0.1 million for the six months ended June 30, 2025. The change was driven by the purchase of property and equipment related to building improvements.

Financing Activities

Net cash used in financing activities was $1.4 million for the six months ended June 30, 2026, compared to $3.3 million for the six months ended June 30, 2025. The change was driven by stock repurchases, partially offset by proceeds from borrowings related to building improvements.

Off-Balance Sheet Arrangements

As of June 30, 2026 and through the date of this filing, we do not have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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

While our significant accounting policies are described in more detail in Note 3 of our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2026 and 2025 included elsewhere in this Quarterly Report, we believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. Critical accounting policies and estimates are those that we consider the most important to the portrayal of our balance sheet and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

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

Generally, customers may return non-firearm products within 30 days of purchase. Revenue is recognized net of expected returns, which we estimate using historical return patterns and our expectation of future returns. Sales returns reserve totaled $0.2 million as of June 30, 2026 and $0.4 million as of December 31, 2025 and is included in accrued expenses and other current liabilities within the condensed consolidated balance sheets.

Additionally, we sell gift cards, which do not have expiration dates, and do not deduct non-usage fees from outstanding gift card balances. Gift card sales represent an open performance obligation for the future delivery of promised goods or services to be provided by us and is considered a liability to be subsequently recognized as revenue upon redemption by the customer, which is typically within one year of issuance. Over time, a portion of the outstanding balance of gift cards will not be redeemed by the customer, which is referred to as “breakage”. Revenue is recognized for expected breakage over time in proportion to the pattern of redemption by customers to the extent that breakage revenue is not immaterial. The determination of the gift card breakage is based on historical redemption patterns. As of June 30, 2026 and December 31, 2025, unredeemed gift card balances were immaterial.

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

PEW Logistics service revenue consists of order fulfillment services, e-commerce platform hosting services, and storage solutions. Revenue from order fulfillment services is recognized when control of the goods is transferred to the end customer, which occurs upon delivery. Revenue from e-commerce platform hosting services is recognized ratably over the contractual service period. Revenue from storage solutions is recognized each month based on the volume of goods stored and the period during which storage services are provided. The Company commenced revenue-generating activities for PEW Logistics during the three months ended March 31, 2026, and increased during the three months ended June 30, 2026.

Inventory, net

Inventories, which consist primarily of finished firearms and non-firearms goods, are valued at the lower of cost or net realizable value. Cost is determined using the weighted-average cost method and includes the cost of goods and related freight costs, if any.

We record adjustments to inventories, which are reflected in cost of goods sold, if the cost of specific inventory items on hand exceeds the amount that we expect to realize from the ultimate sale or disposal of the inventory. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if necessary. No provision was recognized during the three and six months ended June 30, 2026 and 2025

In addition, we record an estimated reserve amount for the net realizable value of expected future inventory returns related to our sale returns reserve. The inventory returns reserve balance was $0.2 million as of June 30, 2026 and $0.3 million as of December 31, 2025, and is included in inventory, net within the condensed consolidated balance sheets.

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

Recent Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations, and cash flows is included in Note 3 of our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2026 and 2025 included elsewhere in this Quarterly Report.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 under the Exchange Act, our management, with the participation of our current Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2026, our disclosure controls and procedures were not effective at a reasonable assurance level, or as of the date of the filing of this Quarterly Report, due to material weaknesses in our internal control over financial reporting that were identified during the course of the evaluation. These material weaknesses primarily stem from a lack of sufficient personnel to formalize our control design and implementation across our environment, inclusive of our IT and system environment, as well as the lack of segregating key conflicting duties. Following the identification of the material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Our Certifying Officers have concluded that our financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

During the period ending June 30, 2026, we continued our planned remediation efforts to address these previously identified material weaknesses to make the improvements in our disclosure controls and procedures and our internal control over financial reporting. We continue to engage and leverage the use of third-party professionals to support and improve our existing review processes for complex accounting transactions. Additionally, during the quarter ended June 30, 2026, we engaged additional third-party experts to further accelerate and support our remaining remediation and control documentation efforts for the remainder of the current fiscal year. Management believes that these remediation actions, when fully documented, implemented and tested, with the support of the newly engaged third-party experts, will remediate the material weaknesses that have been identified and will strengthen internal controls over financial reporting. However, these remediation efforts will continue to take additional time and resources to achieve throughout the current fiscal year, and additional remediation initiatives may be necessary to successfully address the identified material weaknesses. The Audit Committee of our Board will continue to be actively engaged and exercise continuous oversight throughout the remediation process.

Changes in Internal Control Over Financial Reporting

Except as noted above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15 under the Exchange Act) during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in various legal proceedings arising from the normal course of business activities. The information provided in Note 11 of the Consolidated Financial Statements is hereby incorporated into this Part II, Item 1 by reference.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the three months ended June 30, 2026, the Company did not repurchase any shares of its common stock. As of June 30, 2026, approximately $8.7 million remained available for repurchase under the 2025 Repurchase Program.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended June 30, 2026, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

GrabAGun Digital Holdings Inc.

Date: August 13, 2026	By:	/s/ Marc Nemati
Marc Nemati
President, Chief Executive Officer and Chairman (principal executive officer)

Date: August 13, 2026	By:	/s/ Justin Hilty
Justin Hilty
Chief Financial Officer (principal financial officer)