Form 10-Q
period 2026-09-30
GrabAGun Digital Holdings Inc.
filed 2026-11-12
CIK 2051380

share

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 10, 2026, the registrant had 29,592,652 shares of common stock outstanding.

GRABAGUN DIGITAL HOLDINGS INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2026

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GRABAGUN DIGITAL HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$96,029	$110,395
Inventory, net	8,612	8,532
Prepaid expenses and other current assets	2,456	1,761
Total current assets	107,097	120,688

Capitalized software, net	1,067	781
Property and equipment, net	13,963	8,550
Operating lease right-of-use asset	—	39
Other assets	1,047	1,204
Total assets	$123,174	$131,262

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$10,651	$11,833
Operating lease liability, current	—	41
Accrued expenses and other current liabilities	3,528	2,447
Unearned revenue	1,341	2,453
Total current liabilities	15,520	16,774

Long-term debt, net	7,567	6,887
Total liabilities	23,087	23,661

Commitments and Contingencies (Note 11)	—	—

Stockholders' Equity
Common stock, $0.0001 par value; 200,000,000 shares authorized; 31,899,114 shares issued and 29,566,918 shares outstanding as of September 30, 2026 and 31,545,268 shares issued and 29,982,590 outstanding as of December 31, 2025	3	3
Treasury stock, 2,332,196 shares as of September 30, 2026 and 1,562,678 shares as of December 31, 2025	(11,269)	(8,884)
Additional paid-in capital	122,734	121,171
Accumulated deficit	(11,381)	(4,689)
Total stockholders' equity	100,087	107,601
Total liabilities and stockholders' equity	$123,174	$131,262

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRABAGUN DIGITAL HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenues	$21,230	$22,267	$70,375	$66,825
Cost of goods sold	18,175	20,139	61,428	60,214
Gross profit	3,055	2,128	8,947	6,611

Operating expenses:
Sales and marketing	266	355	821	828
General and administrative	6,566	6,537	17,116	9,723
Total operating expenses	6,832	6,892	17,937	10,551
Income (loss) from operations	(3,777)	(4,764)	(8,990)	(3,940)

Other income:
Interest income, net	726	925	2,287	1,018
Other income, net	4	1	14	1
Total other income	730	926	2,301	1,019

Income (loss) before income tax expense	(3,047)	(3,838)	(6,689)	(2,921)
Income tax expense	—	—	3	—
Net income (loss)	$(3,047)	$(3,838)	$(6,692)	$(2,921)

Weighted-average shares outstanding, basic and diluted	29,463,695	27,806,252	29,476,795	16,000,642
Net income (loss) per share, basic and diluted	$(0.10)	$(0.14)	$(0.23)	$(0.18)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRABAGUN DIGITAL HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2026	29,480,106	$3	2,332,196	$(11,269)	$122,164	$(8,334)	$102,564
Stock-based compensation	—	—	—	—	570	—	570
Vesting of restricted stock units	99,999	—	—	—	—	—	—
Forfeiture of restricted stock awards	(13,187)	—	—	—	—	—	—
Net loss	—	—	—	—	—	(3,047)	(3,047)
Balance at September 30, 2026	29,566,918	$3	2,332,196	$(11,269)	$122,734	$(11,381)	$100,087

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2025	10,000,000	$1	—	$—	$—	$267	$268
Conversion of members' capital into common stock upon Business Combination, net of cash consideration	—	—	—	—	100,000	—	100,000
Issuance of common stock upon Business Combination (Note 1)	21,245,268	2	—	—	17,386	—	17,388
Issuance of common stock to consultant	300,000	—	—	—	2,900	—	2,900
Repurchase of common stock, including excise tax	(1,562,678)	—	1,562,678	(8,884)	—	—	(8,884)
Stock-based compensation	—	—	—	—	304	—	304
Distribution to GrabAGun Members	—	—	—	—	—	(1,531)	(1,531)
Net loss	—	—	—	—	—	(3,838)	(3,838)
Balance at September 30, 2025	29,982,590	$3	1,562,678	$(8,884)	$120,590	$(5,102)	$106,607

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2025	29,982,590	$3	1,562,678	$(8,884)	$121,171	$(4,689)	$107,601
Repurchase of common stock, including excise tax	(769,518)	—	769,518	(2,385)	—	—	(2,385)
Stock-based compensation	—	—	—	—	1,563	—	1,563
Issuance of restricted stock awards	87,973	—	—	—	—	—	—
Forfeiture of restricted stock awards	(14,157)	—	—	—	—	—	—
Vesting of restricted stock units	280,030	—	—	—	—	—	—
Net loss	—	—	—	—	—	(6,692)	(6,692)
Balance at September 30, 2026	29,566,918	$3	2,332,196	$(11,269)	$122,734	$(11,381)	$100,087

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	10,000,000	$1	—	$—	$—	$1,389	$1,390
Conversion of members' capital into common stock upon Business Combination, net of cash consideration	—	—	—	—	100,000	—	100,000
Issuance of common stock upon Business Combination (Note 1)	21,245,268	2	—	—	17,386	—	17,388
Issuance of common stock to consultant	300,000	—	—	—	2,900	—	2,900
Repurchase of common stock, including excise tax	(1,562,678)	—	1,562,678	(8,884)	—	—	(8,884)
Stock-based compensation	—	—	—	—	304	—	304
Distribution to GrabAGun Members	—	—	—	—	—	(3,570)	(3,570)
Net loss	—	—	—	—	—	(2,921)	(2,921)
Balance at September 30, 2025	29,982,590	$3	1,562,678	$(8,884)	$120,590	$(5,102)	$106,607

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRABAGUN DIGITAL HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,692)	$(2,921)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,557	3,203
Depreciation of property and equipment	29	12
Amortization of software development costs	208	138
Non-cash lease expense	39	167
Amortization of debt issuance costs	4	—
Sales return allowance	(158)	(131)
Inventory returns reserve	130	113
Changes in operating assets and liabilities:
Inventory, net	(211)	(2,601)
Prepaid expenses and other current assets	(694)	(1,215)
Other assets	155	(982)
Accounts payable	(1,265)	1,771
Operating lease liability	(41)	(173)
Accrued and other current liabilities	744	283
Unearned revenue	(1,113)	(726)
Net cash used in operating activities	(7,308)	(3,062)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(5,195)	(34)
Disposal of property and equipment	—	2
Capitalized software additions	(471)	(268)
Net cash used in investing activities	(5,666)	(300)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to GrabAGun Members	—	(3,570)
Proceeds from reverse recapitalization	—	180,621
Cash consideration for Business Combination	—	(50,000)
Transaction costs incurred in connection with Business Combination	—	(13,233)
Proceeds from borrowings	971	—
Payment for stock repurchases	(2,363)	(8,797)
Net cash provided by (used in) financing activities	(1,392)	105,021

Net increase (decrease) in cash and cash equivalents	(14,366)	101,659
Cash and cash equivalents, beginning of period	110,395	7,887
Cash and cash equivalents, end of period	$96,029	$109,546

Supplemental disclosures
Income taxes paid	$16	$—

Supplemental disclosures of non-cash investing and financing activities:
Stock-based compensation expense capitalized in internal-use software development costs	$6	$1
Additions of capitalized software included within accounts payable	$23	$30
Purchases of property and equipment included within accounts payable and accrued and other current liabilities	$247	$15
Excise taxes for stock repurchase included within accrued expenses and other current liabilities	$22	$87

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

Other Acquisitions and Recently Formed Subsidiaries

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

On October 26, 2026, the Company acquired 100% of the issued and outstanding membership interests of Camfour LLC, a Texas limited liability company (f/k/a/ Camfour Inc.) (“Camfour”), a wholesale distributor of firearms, ammunition and outdoor products, and Camfour became a direct, wholly owned subsidiary of the Company (the “Camfour Acquisition”). See Note 14 for additional information.

2.
LIQUIDITY AND GOING CONCERN

The Company’s primary sources of liquidity are its cash and cash equivalents, which consist primarily of the remaining net proceeds received in connection with the Business Combination. Prior to the Business Combination, the Company’s primary source of liquidity has been funds from operating activities. The Company reported an operating loss for the three and nine months ended September 30, 2026 and 2025. The Company had negative cash flows from operations of $7.3 million for the nine months ended September 30, 2026. As of September 30, 2026, the Company had aggregate cash and cash equivalents of $96.0 million and positive net working capital of $91.6 million.

The Company’s primary uses of cash include funding operations and working capital, capital expenditures for the build-out of its new headquarters, and investment in growth initiatives, including PEW Logistics. Headquarters costs are financed in part by a term loan (the “Loan”, as defined and further described in Note 13), under which $1.4 million remained available to be drawn as of September 30, 2026 through the end of the draw period in November 2026. On October 26, 2026, the Company completed the Camfour Acquisition for a purchase price of $34.0 million, subject to customary post-closing adjustments, which was funded entirely with cash on hand. See Note 14 for further details. Management believes that the Company’s existing cash and cash equivalents, after giving effect to the cash used to fund the Camfour Acquisition and the working capital requirements of Camfour’s business, will be sufficient to fund its operations and meet its obligations for at least the twelve months following the date these unaudited condensed consolidated financial statements are issued.

3.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the financial statements of the Company, all entities that are wholly-owned by the Company and all entities in which the Company has a controlling financial interest. All intercompany transactions and balances have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements in accordance with GAAP have been omitted. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The carrying values of cash and cash equivalents approximate their fair values due to the short-term nature of these instruments. Receivables from financial institutions for credit card transactions and the Company’s Shoot Now Pay Later program are included as they typically settle within five days or less and are recorded at the expected realizable value, net of any fees owed to the credit card processor and the financing entity.

The Company has established an allowance for expected credit losses based upon its analysis of aged receivables and economic conditions. Past-due receivable balances are written off when the Company’s collection efforts have been unsuccessful in collecting the amounts due. As of September 30, 2026 and December 31, 2025, the Company has determined that substantially all amounts are collectible, and an allowance was not considered necessary. The following table sets forth the Company’s cash and cash equivalents as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Cash	$95,698	$109,896
Receivables from third-party financial institutions for credit card transactions	298	427
Receivables from third-party financial institutions for SNPL program	33	72
Cash and cash equivalents	$96,029	$110,395

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

Customer Concentration

As of September 30, 2026 and December 31, 2025, no customers accounted for more than 10% of accounts receivable. For the three and nine months ended September 30, 2026 and 2025, no customers accounted for more than 10% of revenues.

Vendor Concentration

The Company purchases firearms and ammunition products included on its website directly from both manufacturers and wholesale distributors. While the Company sources products from a diverse vendor base, purchases from the Company’s largest wholesale distributors, defined as those accounting for 10% or more of inventory and product costs, represented approximately 26% and 37% of inventory and product cost for the three and nine months ended September 30, 2026, respectively, and 41% and 47% of inventory and product costs for the three and nine months ended September 30, 2025, respectively.

Inventory, net

Inventories, which consist primarily of finished firearms and non-firearms goods, are valued at the lower of cost or net realizable value. Cost is determined using the weighted-average cost method and includes the cost of goods and related freight costs, if any.

The Company records adjustments to its inventories, which are reflected in cost of goods sold, if the cost of specific inventory items on hand exceeds the amount that the Company expects to realize from the ultimate sale or disposal of the inventory. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if necessary. No provision was recognized during the three and nine months ended September 30, 2026 and 2025.

In addition, the Company records an estimated reserve amount for the net realizable value of expected future inventory returns related to the Company’s sale returns reserve. The inventory returns reserve balance was $0.2 million as of September 30, 2026 and $0.3 million as of December 31, 2025, and is included in inventory, net within the condensed consolidated balance sheets.

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

The Company’s capitalized implementation costs for cloud computing arrangements, net consisted of the following (in thousands):

		September 30, 2026
	Balance Sheet Location	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Implementation costs, short-term	Prepaid expenses and other current assets	$545	$165	$380
Implementation costs, long-term	Other assets	265	—	265
Total capitalized cloud computing arrangements implementation costs		$810	$165	$645

		December 31, 2025
	Balance Sheet Location	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Implementation costs, short-term	Prepaid expenses and other current assets	$192	$8	$184
Implementation costs, long-term	Other assets	322	—	322
Total capitalized cloud computing arrangements implementation costs		$514	$8	$506

These cloud computing arrangements were primarily related to the implementation of the Company’s enterprise resource planning system, among other software implementations. The Company recorded $92 thousand and $158 thousand of amortization expense during the three and nine months ended September 30, 2026, respectively. A nominal amount of amortization expense was recorded during the three and nine months ended September 30, 2025.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, such as property and equipment, capitalized software, capitalized implementation costs associated with cloud computing arrangements, and operating lease right-of-use (“ROU”) assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indicators of impairment are present, the Company will perform a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to the asset or asset group in question to the carrying amount. If the undiscounted cash flows used in the test for recoverability are less than the asset or asset group’s carrying amount, the Company will determine the fair value of the asset or asset group and recognize an impairment loss if the carrying amount exceeds its fair value. No impairment charges were recorded on any long-lived assets during the three and nine months ended September 30, 2026 and 2025.

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

For financial assets and liabilities, including cash and cash equivalents, prepaid expenses and other current assets, other assets, accounts payable, and accrued expenses and other current liabilities, the carrying value approximates fair value due to the relatively short maturity period of these balances. The carrying value of the Company’s long-term debt with a variable interest rate approximates fair value based on instruments with similar terms using level 2 inputs. As of September 30, 2026 and December 31, 2025, the Company had no financial assets or liabilities measured at fair value on a recurring basis.

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

Revenue Recognition

Revenue is recognized upon satisfaction of contractual performance obligations and transfer of control to the customer and is measured as the amount of consideration to which the Company expects to be entitled in exchange for corresponding goods or services. Substantially all of the Company’s sales are arrangements for retail sale transactions directly from the Company’s website or mobile app for which the transaction price is equivalent to the stated price of the product(s) or service(s), net of any stated discounts applicable at a point in time. Each sales transaction results in an implicit contract with the customer to deliver the product(s) or service(s) at the point of sale. Additionally, the Company generates revenue from PEW Logistics, including fulfillment, e-commerce platform hosting, and storage services.

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

Generally, customers may return non-firearm products within 30 days of purchase. Revenue is recognized net of expected returns, which the Company estimates using historical return patterns and its expectation of future returns. The Company’s sales returns reserve totaled $0.3 million and $0.4 million as of September 30, 2026 and December 31, 2025, respectively, and is included in accrued expenses and other current liabilities within the condensed consolidated balance sheets.

Gift Card Sales

The Company sells gift cards, which do not have expiration dates, and does not deduct non-usage fees from outstanding gift card balances. Gift card sales represent an open performance obligation for the future delivery of promised goods or services to be provided by the Company and are considered a liability to be subsequently recognized as revenue upon redemption by the customer, which is typically within one year of issuance. Over time, a portion of the outstanding balance of gift cards will not be redeemed by the customer, which is referred to as “breakage”. Revenue is recognized for expected breakage over time in proportion to the pattern of redemption by customers to the extent that breakage revenue is not immaterial. The determination of the gift card breakage is based on the Company’s specific historical redemption patterns. As of September 30, 2026 and December 31, 2025, unredeemed gift card balances were immaterial.

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

PEW Logistics Service Revenue

PEW Logistics service revenue consists of order fulfillment services, e-commerce platform hosting services, and storage solutions. Revenue from order fulfillment services is recognized when control of the goods is transferred to the end customer, which occurs upon delivery of merchandise to the customer’s desired location. Revenue from e-commerce platform hosting services is recognized ratably over the contractual service period. Revenue from storage solutions is recognized each month based on the volume of goods stored during that month. The Company commenced revenue-generating activities for PEW Logistics during the three months ended March 31, 2026. PEW Logistics service revenue totaled $0.3 million and $0.6 million for the three and nine months ended September 30, 2026, respectively.

Incremental costs incurred to fulfill e-commerce platform hosting arrangements are capitalized in accordance with ASC 340-40, “Other Assets and Deferred Costs — Contracts with Customers”, when recoverable and amortized over the estimated period of benefit, which the Company has determined to be 3 years. As of September 30, 2026 and December 31, 2025, the carrying amount of capitalized contract fulfillment costs related to e-commerce platform hosting services was $151 thousand and $29 thousand, respectively, which was included in other assets within the condensed consolidated balance sheet.

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

Unearned Revenue

Unearned revenue is recorded when payments are received or due in advance of completing performance obligations, which primarily relates to the timing difference between the customer order date and the delivery date to the customer’s desired location, as each customer is required to pay for its order at the time of purchase. The Company’s unearned revenue balance within its condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025 totaled $1.3 million and $2.5 million, respectively. These balances are recognized as revenue upon transfer of control, which is typically within the first month of the following fiscal period.

Disaggregated Revenue Information

The following table represents a disaggregation of revenue by category (in thousands). The Company’s revenue streams include firearm and non-firearm retail sales, which are directly transacted through its website or mobile platform, as well as service revenue from PEW Logistics.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Firearm sales	$17,265	$18,077	$58,272	$55,514
Non-firearm sales	3,694	4,190	11,456	11,311
Service sales	271	—	647	—
Total net sales	$21,230	$22,267	$70,375	$66,825

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

Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which provides qualitative and quantitative updates to rate reconciliation and income taxes paid disclosures. The amendments enhance the transparency of income tax disclosures by requiring consistent categories, greater disaggregation of information within the rate reconciliation, and jurisdiction-specific disaggregation of income taxes paid. The Company adopted ASU 2023-09 effective January 1, 2025, applying the amendments prospectively as allowed under the guidance. The adoption of ASU 2023-09 did not have a material impact on the Company’s condensed consolidated financial statements.

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

In September 2025, the FASB issued ASU 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software: Targeted Improvements to the Accounting for Internal-Use Software,” which clarifies and modernizes the accounting for costs related to internal-use software (“ASU 2025-06”). The amendments in the standard remove all previous references to project stages and clarify the threshold entities apply to begin capitalizing costs. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027 and interim periods within those annual reporting periods, and may be adopted on a prospective basis, a modified basis for in-process projects, or a retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on its condensed consolidated financial statements.

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

4.
RECAPITALIZATION

Reverse Recapitalization

As discussed within Note 1, the Business Combination was consummated on July 15, 2025, which, for accounting purposes, was treated as the equivalent of Metroplex issuing stock for the net assets of Colombier, accompanied by a recapitalization. Under this method of accounting, Colombier was treated as the acquired company and Metroplex was treated as the acquirer for financial statement reporting purposes under GAAP.

Transaction Proceeds

Upon the closing of the Business Combination, the Company received gross proceeds of $180.6 million from the Business Combination, offset by transaction costs of $13.2 million and cash consideration to GrabAGun Members of $50 million. Transaction costs consisted of direct legal, accounting and other fees relating to the consummation of the Business Combination. Metroplex transaction costs specific and directly attributable to the Business Combination were initially capitalized as incurred as deferred offering costs. Upon the closing of the Business Combination, transaction costs of $2.0 million were recorded as a reduction to additional paid-in capital as they were related to the issuance of shares. The following table reconciles the elements of the Business Combination to the condensed consolidated statements of cash flows and the condensed consolidated statement of changes in stockholders’ equity as of the Closing Date (in thousands):

Cash-trust and cash, net of redemptions	$180,621
Less:
Cash consideration	50,000
Transaction costs and advisory fees, paid at time of closing	11,227
Net proceeds from the Business Combination	119,394
Less:
Transaction costs paid prior to closing	1,502
Transaction costs paid post-closing	504
Reverse recapitalization, net	$117,388

The number of shares of the Company’s common stock issued immediately following the consummation of the Business Combination was:

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

5.
Significant balance sheet componeNts

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Land	$5,562	$5,561
Furniture and fixtures	169	163
Building construction in progress	8,228	2,828
Computer hardware and software	142	107
Total property and equipment	14,101	8,659
Less: accumulated depreciation	(138)	(109)
Total property and equipment, net	$13,963	$8,550

Depreciation expense was $11 thousand and $29 thousand for the three and nine months ended September 30, 2026, respectively, and $4 thousand and $12 thousand for the three and nine months ended September 30, 2025, respectively. As of September 30, 2026, the building purchased in November 2025 has not been placed in service.

Capitalized Software, Net

Capitalized software, net consisted of the following (in thousands):

	September 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Website development	$1,842	$1,132	$710	$1,463	$1,026	$437
Internal-use software	1,140	783	357	1,025	681	344
Implementation costs	13	13	—	13	13	—
Total capitalized software	$2,995	$1,928	$1,067	$2,501	$1,720	$781

Amortization expense was $75 thousand and $208 thousand for the three and nine months ended September 30, 2026, respectively, and amortization expense was $45 thousand and $138 thousand for the three and nine months ended September 30, 2025, respectively.

As of September 30, 2026, estimated future amortization expense is expected as follows (in thousands):

For the year ending December 31,	Amount
2026 (excluding the nine months ended September 30, 2026)	$77
2027	286
2028	258
2029	228
2030	179
Thereafter	39
Total capitalized software, net	$1,067

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued bonus	$1,633	$552
Accrued credit card payable	325	497
Accrued interest	24	41
Accrued professional services	55	244
Accrued wages and benefits	329	39
Sales return estimate	258	416
Current portion of long-term debt	295	—
Other accrued liabilities	609	658
Total accrued expenses and other current liabilities	$3,528	$2,447

6.
LEASES

As of December 31, 2025, the Company leased certain office and warehouse space under a long-term non-cancelable operating lease. This lease expired in February 2026, after which the Company entered into a month-to-month arrangement for the continued use of the space. Lease expense related to this arrangement was approximately $68 thousand and $196 thousand for the three and nine months ended September 30, 2026, respectively.

In addition, the Company entered into an office lease in November 2025 with an initial term of eight months and a three-month renewal option. In March 2026, the lease was amended to extend the term through December 2026. Lease expense related to this lease was approximately $65 thousand and $192 thousand for the three and nine months ended September 30, 2026, respectively.

As of September 30, 2026, all of the Company’s lease arrangements were short-term leases. Accordingly, no right-of-use assets or lease liabilities were recorded in the condensed consolidated balance sheet as of September 30, 2026.

7.
STOCKHOLDERS’ equity

Common Stock

The Company has authorized a total of 200,000,000 shares of common stock, $0.0001 par value per share. The Company has 31,899,114 shares of common stock issued and 29,566,918 shares of common stock outstanding as of September 30, 2026.

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

As of September 30, 2026, the Company had 5,666,667 Public Warrants and 5,000,000 Private Placement Warrants that remain outstanding and are accounted for as equity-classified instruments.

Stock Repurchase Program

On August 4, 2025, the Company’s board of directors (the “Board”) authorized a stock repurchase program through the next 12 months or August 2026, to purchase up to $20.0 million of the Company’s common stock (the “2025 Repurchase Program”), which was funded using existing cash. The 2025 Repurchase Program expired by its terms on August 4, 2026 with $8.7 million of the authorization unused. Repurchased shares are recorded as treasury stock and are not formally retired.

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

The Company did not repurchase any shares of common stock during the three months ended September 30, 2026. The following table summarizes the stock repurchase activity for 769,518 shares of common stock repurchased during the nine months ended September 30, 2026 (in thousands), all of which occurred during the three months ended March 31, 2026:

September 30, 2026
Cost of share repurchases, excluding excise tax	$2,363
Excise tax for share repurchases	22
Total cost of repurchases	$2,385

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

The Board is responsible for the administration of the 2025 Plan, which may be delegated to one or more committees of the Board. The Board (or a committee of the Board) determines the term, exercise price, and vesting terms of each award. As of September 30, 2026, the total number of shares of common stock available for issuance under the 2025 Plan was 2,419,905 shares.

RSAs and RSUs

During the nine months ended September 30, 2026, the Company granted RSUs under the 2025 Plan to employees. Each award entitles the recipient to one share of common stock upon time-based vesting. The Company measures the fair value of these awards using the stock price on the date of grant. Stock-based compensation expense for RSAs and RSUs is recorded on a straight-line basis over the vesting period.

The following is a summary of the Company’s unvested RSA and RSU activity under the 2025 Plan during the nine months ended September 30, 2026:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2025	730,236	$5.24
Granted	600,988	2.54
Forfeited	(36,312)	3.44
Vested	(289,745)	5.20
Outstanding as of September 30, 2026	1,005,167	$3.70

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

Stock-Based Compensation

Stock-based compensation expense during the three and nine months ended September 30, 2026 was $0.6 million and $1.6 million, respectively, and is recorded to general and administrative expense within the Company’s condensed consolidated statements of operations. Stock-based compensation included in the Company’s condensed consolidated statements of changes in stockholders’ equity includes a nominal amount of capitalized internal-use software. During the three and nine months ended September 30, 2025, the Company recognized $3.2 million of stock-based compensation expense. As of September 30, 2026, the Company had $2.9 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 1.91 years.

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

Basic and diluted net income (loss) per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income (loss)	$(3,047)	$(3,838)	$(6,692)	$(2,921)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	29,463,695	27,806,252	29,476,795	16,000,642
Net income (loss) per share attributable to common stockholders	$(0.10)	$(0.14)	$(0.23)	$(0.18)

During the three and nine months ended September 30, 2026, the Company reported a net loss. The Company’s potentially dilutive securities, which include unvested RSAs, RSUs, and equity-classified warrants have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

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

The following outstanding potentially dilutive common stock equivalents were excluded from the computation of diluted net income (loss) per share due to their anti-dilutive effect as of September 30, 2026 and 2025:

	September 30, 2026	September 30, 2025
Unvested RSUs	974,397	480,031
Unvested RSAs	30,770	88,943
Warrants	10,666,667	10,666,667
Total	11,671,834	11,235,641

As of September 30, 2026, unvested RSAs are reflected in shares of common stock issued and outstanding on the condensed consolidated balance sheet but are excluded from the calculation of weighted-average shares of common stock outstanding for purposes of calculating net loss per share. As of December 31, 2025, unvested RSAs granted during the year are not considered legally issued and outstanding. Therefore, these shares are excluded from the common stock issued and outstanding on the condensed consolidated balance sheet and statement of changes in stockholders’ equity.

As of September 30, 2026, all vested RSUs are legally issued and outstanding. As of December 31, 2025, RSUs vested during the year were not issued and outstanding because they had not yet been settled into common stock. Therefore, these shares are excluded from the common stock issued and outstanding on the condensed consolidated balance sheet and statement of changes in stockholders’ equity. However, all vested RSUs are included in the calculation of the weighted-average shares outstanding for purposes of calculating net loss per share.

9.
SEGMENT INFORMATION

During the three and nine months ended September 30, 2026, the Company operated as a single operating segment. The Company’s chief operating decision maker is one individual and has the role of Chief Executive Officer (the “CODM”). The CODM reviewed financial information including operating results on a company-wide basis, accompanied by disaggregated information about the Company’s revenue. For information about how the Company derives revenue, as well as the Company’s accounting policies, refer to Note 3.

The CODM used multiple measures of performance including net income (loss) to assess performance, evaluate cost optimization, and allocate financial, capital and personnel resources. Asset information is not presented as the CODM does not use asset information for purposes of making operating decisions, allocating resources, and evaluating financial performance.

The following table sets forth significant expense categories and other specified amounts included in net income (loss) that are reviewed by the CODM, or are otherwise regularly provided to the CODM, for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three months ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenues	$21,230	$22,267	$70,375	$66,825
Less:
Inventory and product costs	17,560	19,617	59,599	58,677
Employee compensation expense	2,410	1,144	6,628	2,354
Stock-based compensation	568	3,203	1,557	3,203
Depreciation and amortization expense (1)	178	51	395	152
Other costs and expenses (2)	4,287	3,015	11,175	6,378
Interest income, net	(726)	(925)	(2,287)	(1,018)
Net income (loss)	$(3,047)	$(3,838)	$(6,692)	$(2,921)

(1)
Depreciation and amortization expense includes amortization of capitalized implementation costs for cloud computing arrangements. See Note 3 for additional information.
(2)
Other costs and expenses primarily consists of legal and professional services, directors fees, shipping expenses, payment processing fees, and program and web development expenses.

As of September 30, 2026 and December 31, 2025, all of the Company’s property and equipment were maintained in the United States. For the nine months ended September 30, 2026 and 2025, all of the Company’s revenues and expenses were generated and incurred in the United States.

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

The significant variance in the effective tax rate from the statutory tax rate for the three and nine months ended September 30, 2026 was primarily due to the impact of permanent items, state taxes and change in the valuation allowance.

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

On May 4, 2026, a putative class action lawsuit was filed against GrabAGun LLC in Pennsylvania state court. On May 26, 2026, GrabAGun LLC removed the case to federal court. The case is styled Justin Popowicz, individually and on behalf of all others similarly situated, vs. Metroplex Trading Company LLC (n/k/a GrabAGun LLC), Case No. 2:26-cv-03564-GAM in the United States District Court for the Eastern District of Pennsylvania. Plaintiff asserts claims on behalf of several thousand Pennsylvania residents who purchased products from GrabAGun LLC’s website, alleging that the Company’s collection and use of its customers’ personal data violates the Pennsylvania Wiretapping Act and the Uniform Firearms Act. Plaintiff seeks unspecified actual damages, statutory damages of not less than $1,000 per violation, punitive damages, and attorneys’ fees. On July 2, 2026, GrabAGun LLC filed a motion to dismiss for lack of personal jurisdiction, improper venue, and failure to state a claim, as well as an alternative motion to transfer the case to a federal district court in Texas. On October 13, 2026, the Pennsylvania court granted the Company’s motion to transfer the case to the United State District Court for the Northern District of Texas, where it remains, both of which remain pending. GrabAGun LLC believes that it has substantial defenses to the plaintiff’s claims, and it intends to vigorously defend itself against the plaintiff’s allegations. The Company does not believe at this time that a loss is probable in this matter, nor can a range of possible losses be determined. Accordingly, no accrual or range of loss has been included in the accompanying condensed consolidated financial statements.

On June 9, 2026, ABC IP, LLC, Rare Breed Triggers, Inc., and RBTM LLC (collectively, the “Plaintiffs”) filed a complaint against GrabAGun LLC in the United States District Court for the Northern District of Texas (No. 3:26-cv-01903). The action was subsequently transferred to the United States District Court for the Eastern District of Texas and centralized for coordinated pretrial proceedings in a multidistrict litigation proceeding captioned In re Rare Breed Triggers Patent Litigation, MDL No. 3176 (No. 4:26-md-03176-ALM), in which GrabAGun LLC’s matter is pending as No. 4:26-cv-00810. In their complaint, the Plaintiffs allege that GrabAGun LLC directly, contributorily, and by inducement infringed eight United States patents relating to forced-reset trigger technology through the alleged making, using, selling, and/or offering for sale of the “Atrius Development 3 Position Forced Reset Selector” and the “(3-Position) Partisan Disruptor” products. The Plaintiffs also allege federal and common-law trademark infringement, false designation of origin, and unfair competition arising from the alleged use of their FRT marks. The Plaintiffs seek preliminary and permanent injunctive relief, unspecified monetary damages (including alleged lost profits or a reasonable royalty), enhanced damages based on allegations of willful infringement, disgorgement of profits and other monetary relief in connection with the trademark claims, and attorneys’ fees and costs. The complaint does not specify the amount of monetary damages sought. On August 28, 2026, GrabAGun LLC filed its First Amended Answer, Affirmative Defenses, and Counterclaims, denying liability and asserting numerous defenses to the Plaintiffs’ patent and trademark claims. Among other things, GrabAGun LLC contends that it has not infringed the asserted patents, that the patents are invalid and/or unenforceable, and that the Plaintiffs lack valid or enforceable trademark rights in the asserted FRT marks or otherwise cannot establish trademark infringement. GrabAGun LLC also disputes the Plaintiffs’ entitlement to damages and injunctive relief. In addition, GrabAGun LLC asserted counterclaims seeking declaratory judgments of patent non-infringement, invalidity, and unenforceability, as well as declarations of non-infringement and other relief concerning the Plaintiffs’ asserted trademark rights, including challenges to the validity of the asserted FRT marks and requests for cancellation or restriction of certain trademark registrations. The matter is at an early stage. GrabAGun LLC intends to defend against the claims vigorously. Because the litigation has only recently commenced and involves unresolved factual and legal issues, the Company cannot at this time predict the outcome or reasonably estimate the amount or range of any potential loss. Accordingly, no accrual or range of loss has been included in the accompanying condensed consolidated financial statements.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred, and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

12. RELATED PARTIES

As of the Closing Date of the Business Combination, PSQ Holdings, Inc. (“PublicSquare”) and its wholly owned subsidiaries, Credova and PSQ Payments, constitute related parties to the Company. PSQ Payments provides credit card processing services to the Company and Credova facilitates financing for the Company’s customers through its SNPL program. As of September 30, 2026, two members of the Company's board of directors also serve as directors of PublicSquare. A third member, who also serves as the Chairman and Chief Executive Officer of PublicSquare, served on the Company's board of directors through June 23, 2026. For the three and nine months ended September 30, 2026, the Company incurred fees for these services under existing agreements that totaled $0.4 million and $1.4 million, respectively, and $0.5 million for the three and nine months ended September 30, 2025 and are recorded within cost of goods sold on the condensed consolidated statements of operations.

In March 2026, the Company entered into a Construction Agreement (“Construction Agreement”) with The Infinity Group, LLC (“Infinity”), a company controlled by the father-in-law of an executive officer of the Company, following a competitive bidding process. Under the Construction Agreement, Infinity will perform interior construction and repair services for the Company’s new headquarters located in Farmers Branch, Texas. The Construction Agreement originally provided for payments of up to approximately $5.2 million. During the three months ended September 30, 2026, the Company approved change orders, primarily related to building code compliance and fire safety requirements, that increased total payments under the Construction Agreement to up to approximately $7.4 million. The Company incurred $2.3 million and $4.7 million in the three and nine months ended September 30, 2026, respectively, which were capitalized within property and equipment, net within the condensed consolidated balance sheet.

Amounts due to or from related parties as of September 30, 2026 and December 31, 2025 were not material.

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

As of September 30, 2026 and December 31, 2025, the Company had $7.9 million and $6.9 million outstanding under the Loan, respectively. As of September 30, 2026, approximately $0.3 million of the outstanding balance was considered current and classified within accrued expenses and other current liabilities, and the remaining $7.6 million was classified within long-term debt, net, on the condensed consolidated balance sheet. As of December 31, 2025, no portion of the outstanding balance was classified as current.

During the three and nine months ended September 30, 2026 the Company capitalized $0.1 million and $0.3 million of interest cost, respectively, in connection with construction activities related to its building under construction, which was recorded within property and equipment, net on the condensed consolidated balance sheet. As of September 30, 2026 and December 31, 2025, accrued interest totaled $24 thousand and $41 thousand, respectively, and was included within accrued expenses and other current liabilities on the condensed consolidated balance sheets. The difference between the variable interest rate and the effective interest rate during the three and nine months ended September 30, 2026 was not significant. The variable interest rate on the Loan ranged from 5.50% to 5.57% during the three months ended September 30, 2026, and 5.43% to 5.58% during the nine months ended September 30, 2026.

The Loan is secured by a trust deed covering the corporate headquarters and inventory warehouse, along with associated improvements, fixtures, rents, and related personal property. Additionally, the Loan includes an assignment of rents related to this property. The Loan is guaranteed by the Company pursuant to a commercial guaranty executed in November 2025. Under the amended loan documents, the Company and its consolidated subsidiaries are required to maintain either (i) a minimum fixed charge coverage ratio of 1.25 to 1.00, measured quarterly on a trailing twelve-month basis, or (ii) minimum liquidity held with the lender equal to at least two times the loan balances of 4880 Alpha LLC. Compliance with either covenant satisfies this requirement. Such amendment applies from the date the original Business Loan Agreement was entered into, and the Company was in compliance with the liquidity covenant requirement as of September 30, 2026.

As the Loan was issued with an initial variable rate of interest, the Company believes that the fair value of the obligation is approximated by the carrying value of the Loan as of September 30, 2026. The carrying value of the Loan includes the outstanding principal amount, less unamortized debt issuance costs. Therefore, the Company assumes the carrying value of the debt would closely approximate the fair value of the Loan obligation based on Level 2 inputs since the Loan carries a variable interest rate that is based on the one-month Term SOFR during the draw period.

The following table presents the schedule of maturities for the Loan as of September 30, 2026:

Year ending December 31,	Amount
2026	$—
2027	394
2028	394
2029	394
2030	394
Thereafter	6,303
Total debt principal payments	7,879
Unamortized debt issuance costs	(17)
Outstanding debt balance	$7,862

14. SUBSEQUENT EVENTS

The Company has evaluated events through the date these financial statements were issued. Other than as described below, there have been no events or transactions that have occurred subsequent to the balance sheet date that would require recognition or disclosure in the accompanying financial statements.

Acquisition of Camfour

On October 26, 2026, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”), by and among the Company, Camfour Holding, Inc., a Massachusetts corporation (“Seller”), and the shareholders of Seller set forth on the signature pages thereto (collectively with Seller, the “Selling Parties”), pursuant to which, and subject to the terms and conditions set forth therein, (i) Camfour Inc. was converted from a Massachusetts corporation to a Texas limited liability company and (ii) the Company acquired 100% of the issued and outstanding membership interests in Camfour from Seller, free and clear of any and all liens. On October 26, 2026, the parties to the Purchase Agreement completed the Camfour Acquisition and Camfour became a direct wholly owned subsidiary of the Company. Camfour is a wholesale distributor of firearms, ammunition and outdoor products.

Pursuant to the Purchase Agreement, the aggregate purchase price for the Camfour Acquisition consisted of (i) a closing cash payment equal to $34.0 million, less the Retainage Escrow Amount, the Indemnity Escrow Amount and the A/R Escrow Amount (each term as defined below), subject to certain adjustments as set forth in the Purchase Agreement (the “Cash Payment”), (ii) a retainage escrow amount equal to $119,000 (the “Retainage Escrow Amount”), (iii) an indemnity escrow amount equal to $1,700,000 (the “Indemnity Escrow Amount”) and (iv) an accounts receivable escrow amount equal to the aggregate amount of certain unpaid accounts receivable of Camfour invoiced under non-standard installment payment terms, less $1,000,000 (the “A/R Escrow Amount” and collectively with the Cash Payment, the Retainage Escrow Amount and the Indemnity Escrow Amount, the “Purchase Price”). The Purchase Price was paid entirely with cash in a lump sum payment, and was funded with cash on hand. The Purchase Price is subject to customary purchase price adjustments as set forth in the Purchase Agreement, including net working capital, closing indebtedness, closing cash and transaction expense adjustments. The Retainage Escrow Amount, the Indemnity Escrow Amount and the A/R Escrow Amount will be held in escrow and released to the Company or the Seller, as applicable, after the acquisition closing as and to the extent provided in the Purchase Agreement to satisfy any purchase price adjustments, losses relating to breaches of representations and warranties, the Seller’s other indemnification obligations and unpaid accounts receivable invoiced under non-standard payment terms, if any.

Given the timing of the Camfour Acquisition, the initial accounting for the Camfour Acquisition is in process and has not been completed at the time these unaudited condensed consolidated financial statements were issued. The Camfour Acquisition is expected to be accounted for as a business combination. The Company is in process of allocating the purchase consideration over the fair value of identifiable assets acquired and liabilities assumed. The Company incurred acquisition-related costs of $0.7 million during the three and nine months ended September 30, 2026, which are included in general and administrative expenses in the unaudited condensed consolidated statements of operations.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties. All statements, other than historical facts, including statements regarding the presentation of the Company’s operations in future reports and any assumptions underlying any of the foregoing, are forward-looking statements. Forward-looking statements reflect our beliefs and expectations based on current estimates and projections. While we believe these expectations, and the estimates and projections on which they are based, are reasonable and were made in good faith, these statements are subject to numerous risks and uncertainties, many of which are difficult to predict and beyond our control. Forward-looking statements can also be identified by words such as “future,” “anticipate,” “forecast,” “estimate,” “budget,” “project,” “strategy,” “guidance,” “outlook,” “believe,” “expect,” “intend,” “plan,” “predict,” “potential,” “seek,” “continue,” “target,” “goal,” “will,” “would,” “should,” “could,” “can,” “may,” and similar terms, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ materially from the results discussed in the forward-looking statements. Risks and uncertainties include, without limitation, (i) whether the Company’s financial and operating improvements, including gross profit and gross margin, will continue to increase at the level reported for the third quarter of 2026, (ii) whether the Company will continue to add firearms manufacturers to expand its e-commerce fulfillment solutions business, (iii) whether traffic, new user growth and customer lifetime value, among other metrics, will continue to be achieved and maintained in the future and (iv) risks relating to the Camfour Acquisition (as defined below), including the possibility that the Company may not achieve the expected working-capital, inventory, or relationship-continuity outcomes of the Camfour Acquisition; that the Company may not realize the anticipated strategic, purchasing, or operating benefits of the Camfour Acquisition, including expected synergies, within the expected time frame or at all; that integration of Camfour’s operations may take longer or cost more than expected, or may divert management’s attention from the Company’s existing operations; that the Company may be unable to retain key employees; that dealer or manufacturer relationships may not be retained following the Camfour Acquisition; that acquired inventory may be valued or realized at less than expected; that the Company may be exposed to risks associated with wholesale distribution, including customer credit and collection risk; that required federal, state and local firearms licenses and permits may not be transferred or obtained on a timely basis; that the final purchase price for the Camfour Acquisition may differ from the amount stated in this Quarterly Report as a result of post-closing adjustments; and that the Camfour Acquisition may adversely affect the Company’s liquidity. Additional factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and in Part II, Item 1A of this Quarterly Report, in each case under the heading “Risk Factors”, and in other documents filed or to be filed by the Company from time to time with the U.S. Securities and Exchange Commission (the “SEC”). We intend that all forward-looking statements be subject to the safe-harbor provisions of the PSLRA. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law. The forward-looking statements included herein are only made as of the date of this report, or if earlier, as of the date they were made, and we undertake no obligation to correct, update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except to the extent required under federal securities laws.

Business Overview

GrabAGun is a digitally native and multi-brand eCommerce retailer of firearms, ammunition and related accessories. Since we began doing business as GrabAGun.com in 2010, GrabAGun has developed and grown its online gun platform, leveraging technology to provide a tech-first eCommerce experience, specially catering to the next generation of firearms enthusiasts, sportsmen and defenders. Our broad selection of product offerings ranges from carry handguns and sporting long guns to an assortment of firearm ammunition, magazines and optics. We source these products from more than 2,000 leading brands such as Smith & Wesson Brands, Sturm, Ruger & Co., Sig Sauer and Glock, for whom we serve as a non-exclusive online sales partner, as well as emerging brands and manufacturers. Our firearms products are purchased by customers online through our eCommerce site and delivered to the customers’ choice of federal firearm licensed dealers within our network or, with respect to most accessories and other eligible products, delivered directly to customers. Our collaborative business relationships and multi-brand vendor strategy enable us to offer about 73,000 products, which we believe to be one of the most expansive product assortments currently offered among firearms and ammunition industry retailers. For the three months ended September 30, 2026 and 2025, we generated $21.2 million and $22.3 million in net revenues, respectively. For the nine months ended September 30, 2026 and 2025, we generated $70.4 million and $66.8 million in net revenues, respectively. We had a net loss for the three and nine months ended September 30, 2026 of $3.0 million and $6.7 million, respectively, and net loss for the three and nine months ended September 30, 2025 of $3.8 million and $2.9 million, respectively.

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

We intend to focus on accelerating growth and consolidating the firearms, ammunition and related accessories industry (referred to herein as the “2A Sector”) by bringing our tech-forward approach to an industry that has historically been fragmented. As part of this strategy, on October 26, 2026, we acquired 100% of the issued and outstanding membership interests of Camfour LLC, a Texas limited liability company (f/k/a Camfour Inc.) (“Camfour”), a wholesale distributor of firearms, ammunition and outdoor products, and Camfour became a direct, wholly owned subsidiary of the Company (the “Camfour Acquisition”). Through the Camfour Acquisition, we added an established wholesale distribution network, manufacturer relationships, and dealer infrastructure to our existing technology, digital commerce, and logistics capabilities. We continue to evaluate opportunities to acquire additional businesses related or additive to our existing business, if and to the extent attractive opportunities arise.

Recent Developments

Acquisition of Camfour

On October 26, 2026, we entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”), with Camfour Holding, Inc., a Massachusetts corporation (“Seller”), and the shareholders of Seller set forth on the signature pages thereto (collectively with Seller, the “Selling Parties”), pursuant to which, and subject to the terms and conditions set forth therein, (i) Camfour Inc. was converted from a Massachusetts corporation to a Texas limited liability company and (ii) we acquired 100% of the issued and outstanding membership interests in Camfour from Seller, free and clear of any and all liens. On October 26, 2026, the parties to the Purchase Agreement completed the Camfour Acquisition and Camfour became our direct wholly owned subsidiary. Prior to the Camfour Acquisition, Camfour was one of our vendors.

Pursuant to the Purchase Agreement, the aggregate purchase price for the Camfour Acquisition consisted of (i) a closing cash payment equal to $34.0 million, less the Retainage Escrow Amount, the Indemnity Escrow Amount and the A/R Escrow Amount (each term as defined below), subject to certain adjustments as set forth in the Purchase Agreement (the “Cash Payment”), (ii) a retainage escrow amount equal to $119,000 (the “Retainage Escrow Amount”), (iii) an indemnity escrow amount equal to $1,700,000 (the “Indemnity Escrow Amount”) and (iv) an accounts receivable escrow amount equal to the aggregate amount of certain unpaid accounts receivable of Camfour invoiced under non-standard installment payment terms, less $1,000,000 (the “A/R Escrow Amount” and collectively with the Cash Payment, the Retainage Escrow Amount and the Indemnity Escrow Amount, the “Purchase Price”). The Purchase Price was paid entirely with cash in a lump sum payment, and was funded with cash on hand. The Purchase Price is subject to customary purchase price adjustments as set forth in the Purchase Agreement, including net working capital, closing indebtedness, closing cash and transaction expense adjustments. The Retainage Escrow Amount, the Indemnity Escrow Amount and the A/R Escrow Amount will be held in escrow and released to us or the Seller, as applicable, after the acquisition closing as and to the extent provided in the Purchase Agreement to satisfy any purchase price adjustments, losses relating to breaches of representations and warranties, the Seller’s other indemnification obligations and unpaid accounts receivable invoiced under non-standard payment terms, if any.

The Purchase Agreement contains customary representations, warranties and obligations of us and the Selling Parties, including, among others, certain confidentiality, non-competition and non-solicitation covenants. The Selling Parties also agreed to cooperate with us in providing written notice to the Bureau of Alcohol, Tobacco, Firearms & Explosives (ATF) of the change of control of Camfour and to assist in the transition of certain federal, state and local licenses and permits relating to Camfour’s firearms business. The parties each have customary indemnification obligations and rights under the terms of the Purchase Agreement, including with respect to breaches of certain representations and warranties and failure to observe and perform certain covenants, subject to certain limitations, including a deductible, caps on liability and survival periods. We also obtained representations and warranties insurance coverage in connection with the Camfour Acquisition.

Our results of operations for the three and nine months ended September 30, 2026 do not include Camfour. See Note 14 for additional information.

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

See Note 1 of our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2026 and 2025, included elsewhere in this Quarterly Report, for more information concerning the closing of the Business Combination.

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

See Note 3 of our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2026 and 2025, included elsewhere in this Quarterly Report, for more information concerning our revenue recognition policies.

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

Results of Operations

The results of operations presented below should be reviewed in conjunction with our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2026 and 2025, included elsewhere in this Quarterly Report.

Comparison of the three and nine months ended September 30, 2026 and 2025

The following table sets forth our results of operations for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Net revenues	$21,230	$22,267	$(1,037)	(5)%	$70,375	$66,825	$3,550	5%
Cost of goods sold	18,175	20,139	(1,964)	(10)%	61,428	60,214	1,214	2%
Gross profit	3,055	2,128	927	44%	8,947	6,611	2,336	35%
Operating expenses:
Sales and marketing	266	355	(89)	(25)%	821	828	(7)	(1)%
General and administrative	6,566	6,537	29	0%	17,116	9,723	7,393	76%
Total operating expenses	6,832	6,892	(60)	(1)%	17,937	10,551	7,386	70%
Income (loss) from operations	(3,777)	(4,764)	987	(21)%	(8,990)	(3,940)	(5,050)	128%
Other income:
Interest income, net	726	925	(199)	(22)%	2,287	1,018	1,269	125%
Other income, net	4	1	3	300%	14	1	13	1300%
Income (loss) before income tax expense	(3,047)	(3,838)	791	(21)%	(6,689)	(2,921)	(3,768)	129%
Income tax expense	—	—	—	0%	3	—	3	100%
Net income (loss)	$(3,047)	$(3,838)	$791	(21)%	$(6,692)	$(2,921)	$(3,771)	129%

Net Revenues

Net revenues decreased by $1.0 million, or 5%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease was primarily driven by fluctuations within the firearm and non-firearm product categories, as well as the initiation of service revenues as outlined below:

•
Firearm sales decreased $0.8 million, or 4%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. This was primarily due to a 14% decrease in sales volumes, partially offset by a 10% increase in average sales price.
•
Non-firearm sales decreased $0.5 million, or 12% for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. This was primarily due to a 27% decrease in sales volumes, partially offset by a 20% increase in average sales price.
•
Service sales totaled $0.3 million for the three months ended September 30, 2026. There were no service sales in the comparable 2025 period, as PEW Logistics began generating revenue in the first quarter of 2026.

Net revenues increased by $3.6 million, or 5%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was primarily driven by fluctuations within the firearm and non-firearm product categories, as well as the initiation of service revenues as outlined below:

•
Firearm sales increased $2.8 million, or 5% for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This was primarily due to a 12% increase in average sales price, partially offset by a 6% decrease in sales volumes.

•
Non-firearm sales increased $0.1 million, or 1% for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This was primarily due to a 23% increase in average sales price, partially offset by a 17% decrease in sales volumes.
•
Service sales totaled $0.6 million for the nine months ended September 30, 2026. There were no service sales in the comparable 2025 period, as PEW Logistics began generating revenue in the first quarter of 2026.

Cost of Goods Sold

Cost of goods sold decreased by $2.0 million, or 10%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease was primarily driven by lower sales volumes across firearm and non-firearm products, partially offset by a 5% increase in average firearm product cost.

Cost of goods sold increased by $1.2 million, or 2%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was primarily driven by a 9% increase in average firearm product cost and an increase in products purchased directly from manufacturers as well as contribution from service revenue generated by PEW Logistics. This was partially offset by lower sales volumes across firearm and non-firearm products.

Gross profit increased by $0.9 million, or 44%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was primarily driven by higher average sales prices across firearm and non-firearm products, as well as the contribution from service revenue generated by PEW Logistics.

Gross profit increased by $2.3 million or 35%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was primarily driven by higher average sales prices across firearm and non-firearm products, as well as the contribution from service revenue generated by PEW Logistics.

Sales and Marketing Expense

Sales and marketing expense decreased by $89 thousand or 25% for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. This was primarily due to lower paid digital display advertising spend, partially offset by increased investment in search engine optimization, reflecting a shift in our marketing strategy toward organic customer acquisition channels.

Sales and marketing expenses remained relatively consistent for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

General and Administrative Expense

General and administrative expense increased by $29 thousand, or 0.4%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. This increase was primarily driven by increased costs to support the growth of the business and operating as a public company, including a $1.3 million increase in employee compensation costs, a $0.9 million increase in professional services costs, which included $0.7 million of costs incurred in connection with the Camfour Acquisition, a $0.1 million increase in director fees and expenses, and a $0.2 million increase in program and web development expenses. The increased costs were partially offset by a $2.6 million decrease in stock-based compensation expense.

General and administrative expense increased by $7.4 million, or 76%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This increase was primarily driven by increased costs to support the growth of the business and operating as a public company, including a $4.3 million increase in employee compensation costs, a $2.2 million increase in professional services costs, which included $0.7 million of costs incurred in connection with the Camfour Acquisition, a $1.1 million increase in director fees and expenses, and a $0.3 million increase in program and web development expenses. The increased costs were partially offset by a $1.6 million decrease in stock-based compensation expense.

Interest Income, net

Interest income, net decreased by $0.2 million, or 22%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, which was due to a decrease in the daily cash sweep balances held in the current period.

Interest income, net increased by $1.3 million or 125%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to interest earned on the net proceeds from the Business Combination, which were held for the full nine-month period in 2026, compared to only from July 15, 2025 in the prior year period.

Other Income, net

Other income, net increased by $3 thousand, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, attributable to miscellaneous income and expense items recognized during the period.

Other income, net increased by $13 thousand, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, attributable to miscellaneous income and expense items recognized during the period.

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

In addition to these metrics, management utilizes Adjusted EBITDA and Adjusted EBITDA margin, non-GAAP financial measures, to supplement GAAP measures of performance as a tool to evaluate our historical financial and operational performance, identify trends affecting our business, and formulate business plans and make strategic decisions. Management believes that Adjusted EBITDA provides users of our financial information with useful supplemental information that enables a better comparison of our performance across periods. Beginning in the third quarter of 2025, Adjusted EBITDA has been refined to exclude interest income, net. This change reflects management’s intent to provide users with a metric that better aligns with our core operating performance. All periods presented have been recast to reflect the updated definition of Adjusted EBITDA. We believe Adjusted EBITDA provides visibility to the underlying continuing operating performance by excluding the impact of interest income, net, income tax, and non-cash expenses, including depreciation, amortization, stock-based compensation, and certain costs, as management does not believe these to be representative of our core earnings. We also provide Adjusted EBITDA margin, which is calculated as Adjusted EBITDA divided by revenue.

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

We define Adjusted EBITDA as net income (loss) excluding interest income, net, income tax, and non-cash expenses, including depreciation and amortization, stock-based compensation, and certain costs. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of revenue.

The following table reconciles our GAAP and non-GAAP financial measures for the three and nine months ended September 30, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenues	$21,230	$22,267	$70,375	$66,825
Cost of goods sold	18,175	20,139	61,428	60,214
Gross profit	3,055	2,128	8,947	6,611
% gross profit	14%	10%	13%	10%

Net income (loss)	$(3,047)	$(3,838)	$(6,692)	$(2,921)
Interest income, net	(726)	(925)	(2,287)	(1,018)
Income tax expense	—	—	3	—
Depreciation and amortization	178	51	395	152
Stock-based compensation expense	568	3,203	1,557	3,203
Transaction costs (1)	—	580	—	1,104
Business optimization (2)	222	—	506	—
Strategic initiatives (3)	681	—	681	—
Adjusted EBITDA	$(2,124)	$(929)	$(5,837)	$520
% Adjusted EBITDA margin	(10)%	(4)%	(8)%	1%

(1) Consists of non-recurring costs for third-party accounting and consulting fees incurred in connection with the Business Combination.

(2) Consists of costs consisting of third-party costs related to the implementation of the Company’s internal control framework and non-capitalizable costs related to the implementation of the Company's enterprise resource planning system.

(3) Consists of third-party legal, accounting, advisory and other costs incurred in connection with the Camfour Acquisition.

Liquidity and Capital Resources

Prior to the Business Combination, we financed operations primarily through cash generated from operating activities. Our primary sources of liquidity are now our cash and cash equivalents, which consist primarily of the remaining net proceeds from the Business Combination, and borrowings under our headquarters term loan described below. Based on our current operating plans, and after giving effect to the Camfour Acquisition, we believe that existing cash and cash equivalent balance, will be sufficient to fund our projected operating expenses and capital expenditure requirements for at least 12 months following the date the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2026 and 2025 included elsewhere in this Quarterly Report are issued. This estimate is based on assumptions that may prove to be incorrect, and we could use our available capital resources sooner than anticipated.

As of September 30, 2026 and December 31, 2025, the Company had a cash and cash equivalent balance of $96.0 million and $110.4 million, respectively. Excess cash is primarily invested in overnight cash sweeps, which offer high liquidity and strong credit ratings. Following the consummation of the Business Combination, we do not currently anticipate needing to raise additional capital in the near term and based on our current expectations with respect to cash to be generated from our operations. However, our liquidity needs will be dependent on the performance of our business. See “Risk Factors — GrabAGun may require additional funding to finance its operations, but adequate additional financing may not be available when it needs it, on acceptable terms or, at all” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for further discussion. By focusing on competitive pricing and operational efficiency, we seek to maximize customer satisfaction and lifetime value while maintaining strong profit margins. The digital-first approach also allows our company to scale efficiently and serve a nationwide customer base with ease.

Camfour Acquisition

On October 26, 2026, we completed the Camfour Acquisition for a purchase price of $34.0 million, subject to customary post-closing adjustments, which was funded entirely with cash on hand. Following the Camfour Acquisition, our liquidity will be affected by the working capital requirements of Camfour’s wholesale distribution business, including inventory purchases and business-to-business credit extended to its independent retailer customers. See Note 14 and “Recent Developments” for further details.

Loan Agreement

On November 25, 2025, the Company, through its indirect wholly owned subsidiary, 4880 Alpha LLC, entered into a Business Loan Agreement with BOKF, NA dba Bank of Texas (the “Lender”), pursuant to which the Lender extended a delayed draw term loan to 4880 Alpha LLC up to a maximum principal amount which was originally set at $8.5 million (the “Loan”). During the second quarter of 2026, the Company entered into an amendment to the Business Loan Agreement and related loan documents that increased the maximum principal amount of the Loan to $9.3 million. The Loan matures on November 25, 2036, and bears interest at a variable rate during the initial 12-month period beginning from the loan date (the “Initial Period”) equal to 1.85% over the one-month term SOFR; from and after November 25, 2026 (the “Remaining Period”), the Loan will bear interest at a fixed rate determined by the Lender as 1.85% over the BOKF Tier 1 COF. During the Initial Period, interest is payable quarterly, with the first quarterly interest payment due on February 25, 2026. During the Remaining Period, interest and principal amortization payments are payable quarterly, with the first quarterly interest and principal amortization payment due on February 25, 2027. The Loan is secured by a Deed of Trust encumbering the real property located at 4880 Alpha Road, Farmers Branch, Texas, together with all improvements, fixtures, rents and related personal property, as well as an Assignment of Rents with respect to such property. The Loan is guaranteed by the Company in the full principal amount pursuant to a Commercial Guaranty, dated November 25, 2025. Under the amended loan documents, the Company and its consolidated subsidiaries are required to maintain either (i) a fixed charge coverage ratio of not less than 1.25 to 1.00, measured quarterly on a trailing twelve-month basis, or (ii) minimum liquidity held with the Lender equal to at least two times the loan balances of 4880 Alpha LLC. Compliance with either covenant satisfies this requirement. The amendment applies from the date the original Business Loan Agreement was entered into, and the Company was in compliance with the amended covenant requirement as of September 30, 2026. As of September 30, 2026, the Company has drawn $7.9 million under the Loan.

Future Capital Requirements

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
•
the working capital requirements of Camfour’s wholesale distribution business, including inventory and credit extended to independent retailer customers;
•
our investments in our operational infrastructure, including supply-chain management and AI-driven information management systems; and
•
our ability to acquire complementary businesses, products, or technologies.

Seasonality

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

Comparison of the nine months ended September 30, 2026 and 2025

The following table summarizes our cash flows for the periods presented (in thousands, except percentages):

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Net cash used in operating activities	$(7,308)	$(3,062)	$(4,246)	(139)%
Net cash used in investing activities	(5,666)	(300)	(5,366)	(1789)%
Net cash provided by (used in) financing activities	(1,392)	105,021	(106,413)	(101)%
Net decrease in cash and cash equivalents	$(14,366)	$101,659	$(116,025)	(114)%

Operating Activities

Net cash used in operating activities was $7.3 million for the nine months ended September 30, 2026, compared to $3.1 million for the nine months ended September 30, 2025. The change reflects the Company’s net loss, which was adjusted for non-cash items such as stock-based compensation, alongside a decrease in accounts payable and unearned revenue.

Investing Activities

Net cash used in investing activities was $5.7 million for the nine months ended September 30, 2026, compared to $0.3 million for the nine months ended September 30, 2025. The change was driven by the purchase of property and equipment related to building improvements.

Financing Activities

Net cash used in financing activities was $1.4 million for the nine months ended September 30, 2026, compared to net cash provided by financing activities of $105 million for the nine months ended September 30, 2025. The change was primarily driven by the net proceeds from the Business Combination, partially offset by the lower payment for our stock repurchases.

Off-Balance Sheet Arrangements

As of September 30, 2026 and through the date of this filing, we do not have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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

While our significant accounting policies are described in more detail in Note 3 of our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2026 and 2025 included elsewhere in this Quarterly Report, we believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. Critical accounting policies and estimates are those that we consider the most important to the portrayal of our balance sheet and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

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

Generally, customers may return non-firearm products within 30 days of purchase. Revenue is recognized net of expected returns, which we estimate using historical return patterns and our expectation of future returns. Sales returns reserve totaled $0.3 million as of September 30, 2026 and $0.4 million as of December 31, 2025 and is included in accrued expenses and other current liabilities within the condensed consolidated balance sheets.

Additionally, we sell gift cards, which do not have expiration dates, and do not deduct non-usage fees from outstanding gift card balances. Gift card sales represent an open performance obligation for the future delivery of promised goods or services to be provided by us and is considered a liability to be subsequently recognized as revenue upon redemption by the customer, which is typically within one year of issuance. Over time, a portion of the outstanding balance of gift cards will not be redeemed by the customer, which is referred to as “breakage”. Revenue is recognized for expected breakage over time in proportion to the pattern of redemption by customers to the extent that breakage revenue is not immaterial. The determination of the gift card breakage is based on historical redemption patterns. As of September 30, 2026 and December 31, 2025, unredeemed gift card balances were immaterial.

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

PEW Logistics service revenue consists of order fulfillment services, e-commerce platform hosting services, and storage solutions. Revenue from order fulfillment services is recognized when control of the goods is transferred to the end customer, which occurs upon delivery. Revenue from e-commerce platform hosting services is recognized ratably over the contractual service period. Revenue from storage solutions is recognized each month based on the volume of goods stored and the period during which storage services are provided. The Company commenced revenue-generating activities for PEW Logistics during the three months ended March 31, 2026, and has continued to generate revenue through September 30, 2026.

Inventory, net

Inventories, which consist primarily of finished firearms and non-firearms goods, are valued at the lower of cost or net realizable value. Cost is determined using the weighted-average cost method and includes the cost of goods and related freight costs, if any.

We record adjustments to inventories, which are reflected in cost of goods sold, if the cost of specific inventory items on hand exceeds the amount that we expect to realize from the ultimate sale or disposal of the inventory. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if necessary. No provision was recognized during the three and nine months ended September 30, 2026 and 2025

In addition, we record an estimated reserve amount for the net realizable value of expected future inventory returns related to our sale returns reserve. The inventory returns reserve balance was $0.2 million as of September 30, 2026 and $0.3 million as of December 31, 2025, and is included in inventory, net within the condensed consolidated balance sheets.

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

Recent Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations, and cash flows is included in Note 3 of our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2026 and 2025 included elsewhere in this Quarterly Report.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 under the Exchange Act, our management, with the participation of our current Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2026, our disclosure controls and procedures were not effective at a reasonable assurance level, or as of the date of the filing of this Quarterly Report, due to material weaknesses in our internal control over financial reporting that were identified during the course of the evaluation. These material weaknesses primarily stem from a lack of sufficient personnel to formalize our control design and implementation across our environment, inclusive of our IT and system environment, as well as the lack of segregating key conflicting duties. Following the identification of the material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Our Certifying Officers have concluded that our financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

During the period ending September 30, 2026, we continued our planned remediation efforts to address these previously identified material weaknesses to make the improvements in our disclosure controls and procedures and our internal control over financial reporting. We continue to engage and leverage the use of third-party professionals to support and improve our existing review processes for complex accounting transactions. Additionally, during the quarter ended September 30, 2026, we engaged additional third-party experts to further accelerate and support our remaining remediation and control documentation efforts for the remainder of the current fiscal year. Management believes that these remediation actions, when fully documented, implemented and tested, with the support of the newly engaged third-party experts, will remediate the material weaknesses that have been identified and will strengthen internal controls over financial reporting. However, these remediation efforts will continue to take additional time and resources to achieve throughout the current fiscal year, and additional remediation initiatives may be necessary to successfully address the identified material weaknesses. The Audit Committee of our Board will continue to be actively engaged and exercise continuous oversight throughout the remediation process.

Changes in Internal Control Over Financial Reporting

Except as noted above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15 under the Exchange Act) during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in various legal proceedings arising from the normal course of business activities. The information provided in Note 11 of the Consolidated Financial Statements is hereby incorporated into this Part II, Item 1 by reference.

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The risk factors set forth below should be read in conjunction with the risk factors disclosed in such Annual Report on Form 10-K.

We may not realize the anticipated benefits of the Camfour Acquisition, which expands our business into wholesale distribution and subjects us to integration, operational, credit and firearms licensing risks to which we have not historically been exposed.

On October 26, 2026, we completed the Camfour Acquisition. The success of the Camfour Acquisition will depend, in part, on our ability to integrate Camfour’s operations, systems, personnel and controls with our own and to realize the anticipated strategic, purchasing and operating benefits of the transaction, including enhanced wholesale distribution capabilities and expanded reach to manufacturers and independent dealers. The integration process may be complex, costly and time-consuming, may divert management’s attention from our existing eCommerce business and may result in the loss of key Camfour employees, independent retailer customers or manufacturer relationships. In addition, Camfour was a privately held company prior to the Camfour Acquisition and was not subject to the internal control over financial reporting and other requirements applicable to public companies, and we may be required to devote significant resources to bring Camfour’s financial reporting, internal controls and compliance functions to the standards required of a public company.

The Camfour Acquisition also expands our business into wholesale distribution, which subjects us to risks to which we have not historically been exposed. Camfour is a wholesale distributor of firearms, ammunition and outdoor products that serves independent retailers through wholesale ordering, sales coverage and business-to-business credit. As a result, we are exposed to risks associated with wholesale distribution, including that dealer or manufacturer relationships may not be maintained following the Camfour Acquisition; the credit risk of independent retailer customers, a portion of whose receivables have been invoiced under non-standard installment payment terms; increased inventory levels and associated valuation and obsolescence risk; the lower gross margins typical of wholesale distribution; dependence on manufacturer allocation and distribution programs; and competition with other wholesale distributors, some of which are also significant suppliers to our eCommerce business. Our ownership of a wholesale distributor may cause other distributors or manufacturers to reduce, or change the terms of, the products or credit they make available to us.

In addition, Camfour’s business is subject to regulation by the ATF and by state and local authorities, and its operations depend on maintaining its federal firearms license and related state and local licenses and permits. In connection with the Camfour Acquisition, we are required to notify the ATF of Camfour’s change of control and to designate new responsible persons, and we are relying on a former owner of Camfour to continue to serve as a responsible person and as the designee for certain state and local licenses and permits for a transitional period of up to six months following the closing. If we are unable to timely complete these notifications, designations and transfers, or if any license or permit is suspended, revoked or not renewed, our ability to conduct our business could be impaired.

If we are unable to integrate Camfour successfully, manage the risks of the wholesale distribution business or maintain and timely transfer the licenses and permits required to operate Camfour’s business, or if we otherwise fail to realize the anticipated benefits of the Camfour Acquisition within the expected time frame or at all, our business, financial condition and results of operations could be materially and adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the three months ended September 30, 2026, the Company did not repurchase any shares of its common stock. As of September 30, 2026, the 2025 Repurchase Program had expired with approximately $8.7 million of the authorization unused.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On August 10, 2026 (the “Effective Date”), Jonathan Terry was granted $300,000 in restricted stock units (“RSUs”), with the number of shares underlying such RSUs determined based on the market value of the Company’s common stock at the close of trading on the Effective Date, vesting in equal one-third installments on each of the first three anniversaries of the Effective Date (i.e., August 10, 2027, August 10, 2028 and August 10, 2029), subject to Mr. Terry’s remaining an employee, officer, director or consultant of the Company as of the applicable vesting date. In connection with the grant, on August 10, 2026, Mr. Terry entered into a 10b5-1 trading arrangement that is intended to qualify as an “eligible sell-to-cover transaction” (as described in Rule 10b5-1(c)(1)(ii)(D)(3) of the Exchange Act) with respect to certain RSUs (the “Sell-to-Cover Instructions”). These Sell-to-Cover-Instructions provide for the automatic sale of shares of our common stock that would otherwise be issuable on each settlement of RSUs in amounts necessary to satisfy the Company’s applicable tax withholding obligations, which is based on the fair market value of the shares of the Company’s common stock subject to the RSUs that are settled following each applicable vesting date. The Sell-to-Cover Instructions for Mr. Terry apply with respect to the first award of RSUs granted on or after August 10, 2026 and any other future awards that may be granted from time to time after such date, subject to certain exceptions. The number of shares that will be sold under these RSU sell-to-cover tax withholding arrangements is not currently determinable as the number will vary based on the extent to which vesting conditions are satisfied and the market price of our common stock at the time of settlement.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
2.1#

Membership Interest Purchase Agreement, dated October 26, 2026, by and among GrabAGun Digital Holdings Inc., Camfour Holding, Inc. and the shareholders set forth on the signature page thereto (incorporated herein by reference to the Company’s Current Report on Form 8-K filed on October 27, 2026).

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
#

Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted exhibit or schedule will be furnished supplementally to the SEC or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GrabAGun Digital Holdings Inc.

Date: November 12, 2026	By:	/s/ Marc Nemati
Marc Nemati
President, Chief Executive Officer and Chairman (principal executive officer)

Date: November 12, 2026	By:	/s/ Jonathan Terry
Jonathan Terry
Chief Financial Officer (principal financial officer)